Form 10-Q
period 1995-03-31
COMPUTER LANGUAGE RESEARCH INC
filed 1995-05-08
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1995

                                       OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-12311



                        COMPUTER LANGUAGE RESEARCH, INC.
             (Exact name of registrant as specified in its charter)


                    Texas                                 75-1297386
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

     2395 Midway Road, Carrollton, Texas                    75006
   (Address of principal executive offices)               (Zip Code)


                                 (214) 250-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                                No
                         ---                                    ---

                                                        Outstanding at
             Class of Common Stock                      April 30, 1995
             ---------------------                      --------------
                $0.01 par value                       13,976,630 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                                 March 31, 1995



                                TABLE OF CONTENTS



ITEM                                                                       PAGE
- ----                                                                       ----

                         PART I.  FINANCIAL INFORMATION

 1   FINANCIAL STATEMENTS (Unaudited)

     Consolidated Balance Sheets .....................................      1-2

     Consolidated Statements of Income ...............................        3

     Consolidated Statements of Cash Flows ...........................        4

     Notes to Consolidated Financial Statements ......................      5-6

 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS .............................      7-9


                           PART II.  OTHER INFORMATION

 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .............       10

 6   EXHIBITS AND REPORTS ON FORM 8-K ................................       10

                         PART I.  FINANCIAL INFORMATION
Item 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                  (In thousands, except for per share amounts)

                                                 March 31           December 31
                                            ------------------    -------------
                                              1995      1994           1994
                                            --------  --------    -------------
                                               (Unaudited)

CURRENT ASSETS:

 Cash and cash equivalents .............    $ 15,517  $ 16,921      $  6,252
 Short-term investments ................      10,774     8,000        10,661
 Accounts receivable, less allowance for
  doubtful accounts of $706 at March 31,
  1995, $1,164 at March 31, 1994, and
  $662 at December 31, 1994 ............      17,433    20,592        20,731
 Other current assets ..................       3,812     4,687         4,610
                                            --------  --------      --------
   Total current assets ................      47,536    50,200        42,254
                                            --------  --------      --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ..................................       3,077     3,100         3,077
 Buildings and improvements ............      16,786    16,070        16,910
 Data processing equipment .............      32,295    37,391        34,161
 Machinery and equipment ...............       5,961     6,596         6,176
 Furniture and fixtures ................       2,413     2,466         2,423
                                            --------  --------      --------
                                              60,532    65,623        62,747
 Less accumulated depreciation .........      39,151    43,239        41,198
                                            --------  --------      --------
   Net property and equipment ..........      21,381    22,384        21,549
                                            --------  --------      --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $18,825 at March 31, 1995,
  $15,476 at March 31, 1994, and
  $17,620 at December 31, 1994 .........      13,976     7,313        13,780
 Intangibles and other assets, net of
  accumulated amortization of $4,185
  at March 31, 1995, $2,779 at
  March 31, 1994, and $3,879
  at December 31, 1994 .................       5,884     6,470         6,510
                                            --------  --------      --------
   Total other noncurrent assets .......      19,860    13,783        20,290
                                            --------  --------      --------
    Total assets .......................    $ 88,777  $ 86,367      $ 84,093
                                            ========  ========      ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                  (In thousands, except for per share amounts)

                                                 March 31           December 31
                                            ------------------    -------------
                                              1995      1994           1994
                                            --------  --------    -------------
                                               (Unaudited)

CURRENT LIABILITIES:

 Current portion of long-term debt and
  capital lease obligations ............    $     --  $  5,756    $       --
 Accounts payable ......................       1,387     1,401         3,052
 Accrued compensation, payroll taxes,
  and benefits .........................       5,518     3,564         6,846
 Deferred revenue ......................       7,018     6,703         4,221
 Accrued support .......................       1,862       713         2,787
 Income taxes payable ..................       2,900     3,251            --
 Other current liabilities .............       2,111     3,319         4,220
                                            --------  --------      --------
   Total current liabilities ...........      20,796    24,707        21,126
                                            --------  --------      --------
NONCURRENT LIABILITIES:
 Long-term debt ........................          --     2,000            --
 Deferred income taxes and other
  liabilities ..........................       4,639     3,782         4,648
                                            --------  --------      --------
   Total noncurrent liabilities ........       4,639     5,782         4,648
                                            --------  --------      --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding .....................          --        --            --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  14,779 shares issued at March 31,
  1995, 14,685 shares issued at
  March 31, 1994, and 14,756
  shares issued at
  December 31, 1994 ....................         148       147           147
 Capital in excess of par value ........      32,229    31,723        32,086
 Retained earnings .....................      36,231    29,272        31,352
 Treasury stock at cost, 810 shares ....      (5,266)   (5,264)       (5,266)
                                            --------  --------      --------
   Total shareholders' equity ..........      63,342    55,878        58,319
                                            --------  --------      --------
    Total liabilities and shareholders'
     equity ............................    $ 88,777  $ 86,367      $ 84,093
                                            ========  ========      ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                            1995      1994
                                                          --------  --------

Revenues .............................................    $ 33,957  $ 32,466
                                                          --------  --------
Costs and expenses:
 Cost of revenues ....................................      15,715    15,405
 Selling, general, and administrative ................       9,252     8,942
                                                          --------  --------
   Total costs and expenses ..........................      24,967    24,347
                                                          --------  --------
Operating income .....................................       8,990     8,119
Interest income ......................................         269       199
Interest expense .....................................          10       169
(Loss) gain on disposals of property and equipment ...         (20)      538
                                                          --------  --------
Income before income taxes ...........................       9,229     8,687
Provision for income taxes ...........................       2,953     3,322
                                                          --------  --------
Net income ...........................................    $  6,276  $  5,365
                                                          ========  ========
Earnings per share ...................................    $   0.44  $   0.38
                                                          ========  ========
Dividends per share ..................................    $   0.10  $   0.08
                                                          ========  ========
Weighted average number of common and common
 equivalent shares outstanding .......................      14,392    14,276
                                                          ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                          Three Months Ended
                                                               March 31
                                                          ------------------
                                                            1995      1994
                                                          --------  --------
OPERATING ACTIVITIES:
 Net income ..........................................    $  6,276  $  5,365
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization .....................       2,924     2,760
   Loss (gain) on disposals of property and equipment           20      (538)
   Changes in assets and liabilities, net of effect
    of acquisition:
     Decrease in accounts receivable .................       3,298       715
     Decrease in other current assets ................         798       658
     Decrease in other assets ........................         320       275
     Decrease in accounts payable ....................      (1,665)     (776)
     Decrease in accrued compensation, payroll taxes,
      and benefits ...................................      (1,328)   (1,152)
     Increase in deferred revenue ....................       2,797     3,144
     Decrease in accrued support .....................        (925)       --
     Increase in income taxes payable ................       2,900     2,930
     Decrease in other current liabilities ...........      (1,420)   (1,135)
     Decrease in deferred income taxes and other
      liabilities ....................................          (9)       (3)
                                                          --------  --------
       Net cash provided by operating activities .....      13,986    12,243
                                                          --------  --------
INVESTING ACTIVITIES:
 Purchases of short-term investments .................        (113)   (8,098)
 Proceeds from sale of short-term investments ........          --    12,361
 Disposals of property and equipment .................          77       868
 Capital expenditures ................................      (1,342)     (281)
 Additions to software ...............................      (1,401)     (904)
 Cash paid for acquisition ...........................        (689)       --
                                                          --------  --------
       Net cash (used) provided by investing activities     (3,468)    3,946
                                                          --------  --------
FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease
  obligations ........................................          --      (738)
 Proceeds from issuance of common stock ..............         144       155
 Payment of dividends ................................      (1,397)   (1,109)
                                                          --------  --------
       Net cash used by financing activities .........      (1,253)   (1,692)
                                                          --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ............       9,265    14,497
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....       6,252     2,424
                                                          --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........    $ 15,517  $ 16,921
                                                          ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1995
                                   (Unaudited)


1.   INTERIM FINANCIAL STATEMENTS

     During interim periods, the Company follows the accounting policies set forth in its Annual Report and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the three-month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   RELATED PARTY GUARANTEE

     The Company is currently guarantor for repayment of up to $2.0 million related to a four-year bank loan made to the Company's President effective September 24, 1993. In this regard the Company has caused to be issued a letter of credit in favor of the lender for the amount of the guarantee under its own bank line of credit. The President is obligated to reimburse the Company for any amount it may be required to pay in honoring the guarantee. He has collateralized that obligation with shares of the Company's common stock with a market value, at March 31, 1995, substantially in excess of the Company's guarantee.


3.   EARNINGS PER SHARE

     Earnings per share for the three-month period ended March 31, 1995, was computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding.


4.   INCOME TAXES

     Income tax expense for the three months ended March 31, 1995, is approximately 32.0% of income before taxes compared to 38.2% in 1994. The lower tax rate in 1995 is due to the issuance of final regulations under the Research and Experimentation Credit. The Company has undergone a study and has determined that more of its research activities will qualify as Research and Experimentation under these regulations.

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                 March 31, 1995
                                   (Unaudited)


5.   SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash equivalents are considered to be temporary cash investments purchased with a maturity of three months or less.

     Supplemental schedules of cash payments are provided below (in thousands):


                                                           Three Months Ended
                                                            ----------------
                                                                March 31
                                                                --------
                                                             1995      1994
                                                            ------    ------

     Interest (net of amounts capitalized) .............    $    8    $  157
     Income taxes (net of refunds) .....................       341       591


6.   DIVIDENDS

     On March 27, 1995, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on March 10, 1995. There were
     14.0 million shares outstanding on March 10, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Statements of Income expressed as a percentage of revenues.

                                                             Percentage of
                                                             Total Revenues
                                                           ------------------
                                                           Three Months Ended
                                                           ------------------
                                                                March 31
                                                           ------------------
                                                            1995        1994
                                                           ------      ------

Revenues ..............................................    100.0 %     100.0 %
                                                           -----       -----

Costs and expenses:
 Cost of revenues .....................................     46.3        47.4
 Selling, general, and administrative .................     27.2        27.6
                                                           -----       -----
  Total costs and expenses ............................     73.5        75.0
                                                           -----       -----
Operating income ......................................     26.5        25.0
Interest income .......................................      0.8         0.6
Interest expense ......................................       --         0.5
(Loss) gain on disposals of property and equipment ....     (0.1)        1.7
                                                           -----       -----
Income before income taxes ............................     27.2        26.8
Provision for income taxes ............................      8.7        10.2
                                                           -----       -----
Net income ............................................     18.5 %      16.6 %
                                                           =====       =====


REVENUES AND EXPENSES:  FIRST QUARTER OF 1995 COMPARED TO FIRST QUARTER OF 1994

Revenues for the quarter ended March 31, 1995, increased by $1.5 million or 4.6% to $34.0 million from $32.5 million for the same period in 1994.

Trade revenues from the tax business segment increased to $32.3 million in 1995 from $29.7 million in 1994 due to the acquisition discussed below, increased revenues from accounting firms and banks offset by lower revenues from corporations. Revenue from accounting firms increased in 1995 reversing the downward revenue trend experienced in prior years primarily due to competitive pricing pressures.

The Company's 1995 tax business revenues include revenues of approximately $1.6 million from the former Prentice-Hall Professional Software, Inc. operation ("PHPS") which was acquired effective December 1, 1994.

Trade revenues from the electronic form systems business segment decreased to $1.7 million in 1995 from $2.8 million in 1994 due to significantly lower systems sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Cost of revenues were $15.7 million or 46.3% of revenues in 1995 compared to $15.4 million or 47.4% of revenues in 1994. Selling, general, and administrative expenses were $9.3 million or 27.2% of revenues in 1995 compared to $8.9 million or 27.6% of revenues in 1994. As anticipated, higher costs and expenses in 1995 were primarily due to the PHPS acquisition and increased expenditures for product development. Partially offsetting the increase in total costs and expenses was a decline in costs due to lower systems sales since the Company's cost of revenues are substantially greater on systems sales than on service and software sales.

In March 1995, the Company entered into a five-year equipment maintenance agreement with Halifax Corporation (the "Agreement") in order to reduce the costs of providing personal computer maintenance. As called for by the Agreement, Halifax Corporation purchased the Company's spare parts inventory and will provide nationwide services for the Company's customers' computer systems covered by maintenance contracts as well as the Company's own internal computer systems.

Operating profits in the tax business segment increased to $9.9 million in 1995 from $9.3 million in 1994. The increase in revenues in the tax business segment was partially offset by increased costs and expenses. Operating profits in the electronic form systems business segment were approximately $100,000 in both 1995 and 1994 because this segment's lower revenues were offset by lower costs and expenses.


INTEREST, DISPOSALS OF PROPERTY AND EQUIPMENT, AND PROVISION FOR TAXES

Interest income increased in the first quarter of 1995 compared to the same quarter in 1994 due to higher balances of cash equivalents and short-term investments as well as higher interest rates in 1995. Interest expense declined in 1995 due to reduced debt levels. Gain on disposals of property and equipment decreased from 1994 due to the sale of land and equipment in 1994.

The estimated income tax expense for the first three months of 1995 declined to 32.0% of income before taxes from 38.2% in 1994 due to the issuance of final regulations under the Research and Experimentation Credit. The Company has undergone a study and has determined that more of its research activities will qualify as Research and Experimentation under these regulations.


NET RESULTS

The impact on the Company of all the changes described above was to increase net income by $900,000 or 17.0% to $6.3 million or $0.44 per share in 1995 from $5.4 million or $0.38 per share in 1994.

The Company's second and third quarter operating results are expected to be lower than last year due to seasonal revenue changes and higher overall product development expenses. However, the Company's operating results for the full year are expected to improve in line with the rate of improvement achieved in the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents was $5.2 million lower at the end of the first quarter of 1995 compared to the same period in 1994 due to increased net cash used by investing activities of $7.4 million offset by increased net cash provided by operating activities of approximately $1.8 million and decreased net cash used by financing activities of $400,000. Net cash used by investing activities increased primarily due to net proceeds of $4.3 million from the sale of short-term investments in 1994 (there were no sales of short-term investments in the first quarter of 1995), increased capital expenditures, increased additions to software, and the final PHPS acquisition payment in 1995. The increase in net cash from operations was primarily attributable to net working capital fluctuations in the ordinary course of business. Net cash used by financing activities decreased in 1995 due to debt payments in 1994 (there were none in 1995) offset by increased dividend payments in 1995.

The Company made investments in property and equipment of $1.3 million in the first three months of 1995 compared to $300,000 for the same period in 1994. It is anticipated that investments in property and equipment will be approximately $5.5 million for the year ended December 31, 1995.

During the first three months of 1995, the Company capitalized $1.2 million of software development costs compared to $800,000 for the same period in 1994. As anticipated, capitalized software development costs increased in 1995 due to the accelerated development of Microsoft(REGISTERED) Windows(TM) applications.

At March 31, 1995, the Company had a maximum line of credit commitment from two banks of $12.0 million. Availability under the $12.0 million credit facility is reduced by the $2.0 million letter of credit referred to in Note 2 in the Notes to Consolidated Financial Statements. Applying the availability formula contained in the loan agreement, a maximum of $7.2 million was available to the Company as of March 31, 1995. There were no borrowings outstanding under the credit line at March 31, 1995, March 31, 1994, or December 31, 1994. The $12.0 million facility expires in June 1996. The availability of this line of credit, together with funds generated from operations, is expected to be sufficient for seasonal liquidity requirements and capital needs of the Company.

The Company had no long-term debt or capital lease obligations at March 31, 1995, or December 31, 1994. Long-term debt and capital lease obligations, including the current portion, was $7.8 million at March 31, 1994.

On March 27, 1995, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on March 10, 1995. At its May 2, 1995, meeting, the Board of Directors declared a dividend for the second quarter of 1995 at a rate of $0.10 per share. The dividend is payable June 5, 1995, to shareholders of record on May 18, 1995.

                           PART II.  OTHER INFORMATION




Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 2, 1995, for the purpose of electing a board of directors and voting on a proposal to approve the Computer Language Research, Inc. Non-Employee Directors' 1994 Stock Option Plan and to authorize issuance of an aggregate of 250,000 shares of the Company's common stock for the plan. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.

The proposal to approve the Computer Language Research, Inc. Non-Employee Directors' 1994 Stock Option Plan was passed by the following vote:

Shares Voted               Shares Voted               Shares Voted
   "FOR"                    "AGAINST"                 "ABSTAINING"
- ------------               ------------               ------------
 13,291,925                   91,209                      7,390


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     Exhibit 27.  Financial Data Schedule

(b) During the quarter ended March 31, 1995, the Company was not required to file a Form 8-K with the Securities and Exchange Commission.




                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.


DATE:  May 8, 1995              By  M. Brian Healy
                                    --------------------------------------------
                                    M. Brian Healy
                                    Group Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)