Form 10-Q
period 1995-06-30
COMPUTER LANGUAGE RESEARCH INC
filed 1995-08-09
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1995

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

                   Yes    X                                No
                         ---                                    ---
                                                        Outstanding at
             Class of Common Stock                      July 31, 1995
             ---------------------                      -------------
                $0.01 par value                       14,052,379 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                                  June 30, 1995



                                TABLE OF CONTENTS



   ITEM                                                                 PAGE
   ----                                                                 ----


                         PART I.  FINANCIAL INFORMATION

    1  FINANCIAL STATEMENTS (Unaudited)

       Consolidated Balance Sheets ..................................    1-2

       Consolidated Statements of Income ............................      3

       Consolidated Statements of Cash Flows ........................      4

       Notes to Consolidated Financial Statements ...................    5-7

    2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS ..........................   8-11



                           PART II.  OTHER INFORMATION

    4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........     12

    6  EXHIBITS AND REPORTS ON FORM 8-K .............................     12

                         PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                  (In thousands, except for per share amounts)

                                                  June 30           December 31
                                            ------------------     -------------
                                              1995      1994           1994
                                            --------  --------     -------------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .............    $ 30,123  $ 18,505       $  6,252
 Short-term investments ................       6,000     8,069         10,661
 Accounts receivable, less allowance for
  doubtful accounts of $708 at June 30,
  1995, $1,024 at June 30, 1994, and
  $605 at December 31, 1994 ............      10,739    10,028         19,652
 Other current assets ..................       3,355     2,282          3,698
 Net current assets of discontinued
  operations ...........................          --     3,448          1,991
                                            --------  --------       --------
   Total current assets ................      50,217    42,332         42,254
                                            --------  --------       --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ..................................       3,077     3,077          3,077
 Buildings and improvements ............      16,788    16,597         16,909
 Data processing equipment .............      31,338    33,277         31,781
 Machinery and equipment ...............       5,684     5,868          5,780
 Furniture and fixtures ................       2,422     2,467          2,423
                                            --------  --------       --------
                                              59,309    61,286         59,970
 Less accumulated depreciation .........      38,412    40,367         38,983
                                            --------  --------       --------
   Net property and equipment ..........      20,897    20,919         20,987
                                            --------  --------       --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $19,828 at June 30, 1995,
  $16,032 at June 30, 1994, and
  $17,508 at December 31, 1994 .........      15,984     7,740         13,367
 Intangibles and other assets, net of
  accumulated amortization of $4,749
  at June 30, 1995, $3,113 at
  June 30, 1994, and $3,879
  at December 31, 1994 .................       9,979     5,903          6,510
 Net noncurrent assets of discontinued
  operations ...........................          --       734            975
                                            --------  --------       --------
   Total other noncurrent assets .......      25,963    14,377         20,852
                                            --------  --------       --------
    Total assets .......................    $ 97,077  $ 77,628       $ 84,093
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                  (In thousands, except for per share amounts)

                                                  June 30           December 31
                                            ------------------     -------------
                                              1995      1994           1994
                                            --------  --------     -------------
                                               (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt and
  capital lease obligations ............    $    750  $    511       $     --
 Accounts payable ......................       1,569     1,062          3,052
 Accrued compensation, payroll taxes,
  and benefits .........................       5,176     4,128          6,846
 Deferred revenue ......................       8,790     6,822          4,221
 Accrued support .......................       1,298       713          2,787
 Income taxes payable ..................       3,107     1,620             --
 Other current liabilities .............       2,505     2,371          4,220
                                            --------  --------       --------
   Total current liabilities ...........      23,195    17,227         21,126
                                            --------  --------       --------
NONCURRENT LIABILITIES:
 Long-term debt ........................       1,313        --             --
 Deferred income taxes and other
  liabilities ..........................       4,726     3,931          4,648
                                            --------  --------       --------
   Total noncurrent liabilities ........       6,039     3,931          4,648
                                            --------  --------       --------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding .....................          --        --             --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  14,851 shares issued at June 30,
  1995, 14,700 shares issued at
  June 30, 1994, and 14,756 shares
  issued at December 31, 1994 ..........         148       147            147
 Capital in excess of par value ........      32,640    31,789         32,086
 Retained earnings .....................      40,321    29,800         31,352
 Treasury stock at cost, 810 shares ....      (5,266)   (5,266)        (5,266)
                                            --------  --------       --------
   Total shareholders' equity ..........      67,843    56,470         58,319
                                            --------  --------       --------
    Total liabilities and shareholders'
     equity ............................    $ 97,077  $ 77,628       $ 84,093
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                            June 30               June 30
                                      ------------------     ------------------
                                        1995      1994         1995      1994
                                      --------  --------     --------  --------

Revenues .........................    $ 21,123  $ 19,462     $ 53,356  $ 49,143
                                      --------  --------     --------  --------
Costs and expenses:
 Cost of revenues ................      11,569    10,061       26,548    23,794
 Selling, general, and
  administrative .................       8,777     7,236       17,182    15,175
                                      --------  --------     --------  --------
   Total costs and expenses ......      20,346    17,297       43,730    38,969
                                      --------  --------     --------  --------
Operating income .................         777     2,165        9,626    10,174
Interest income ..................         393       306          659       504
Interest expense .................          --       135            8       304
(Loss) gain on disposals of
 property and equipment ..........         (42)      (46)         (54)      491
                                      --------  --------     --------  --------
Income from continuing operations
 before income taxes .............       1,128     2,290       10,223    10,865
Provision for income taxes .......         344       877        3,254     4,157
                                      --------  --------     --------  --------
Income from continuing operations          784     1,413        6,969     6,708
Discontinued operations:
 (Loss) income from discontinued
  operations, net of taxes .......         (15)      225           76       295
 Gain on disposal of discontinued
  operations, net of taxes .......       4,720        --        4,720        --
                                      --------  --------     --------  --------
Net income .......................    $  5,489  $  1,638     $ 11,765  $  7,003
                                      ========  ========     ========  ========
Earnings per share from continuing
 operations ......................    $   0.05  $   0.10     $   0.49  $   0.47
Earnings per share from
 discontinued operations .........        0.33      0.01         0.33      0.02
                                      --------  --------     --------  --------
Earnings per share ...............    $   0.38  $   0.11     $   0.82  $   0.49
                                      ========  ========     ========  ========
Dividends per share ..............    $   0.10  $   0.08     $   0.20  $   0.16
                                      ========  ========     ========  ========
Weighted average number of common
 and common equivalent shares
 outstanding .....................      14,323    14,212       14,358    14,244
                                      ========  ========     ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                   June 30
                                                             ------------------
                                                               1995      1994
OPERATING ACTIVITIES:                                        --------  --------
Net income from continuing operations ...................    $  6,969  $  6,708
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization ........................       5,973     5,333
   Loss (gain) on disposals of property and equipment ...          54      (491)
   Changes in assets and liabilities, net of effect of
    acquisitions and sale of discontinued operations:
     Decrease in accounts receivable ....................       9,366     9,185
     Decrease in other current assets ...................         622     2,067
     Decrease in other assets ...........................         326       508
     Decrease in accounts payable .......................      (1,483)   (1,115)
     Decrease in accrued compensation, payroll taxes,
      and benefits ......................................      (1,825)     (588)
     Increase in deferred revenue .......................       5,025     3,263
     Decrease in accrued support ........................      (1,565)       --
     Increase in income taxes payable ...................          55     1,299
     Decrease in other current liabilities ..............      (2,040)   (2,083)
     Increase in deferred income taxes and other
      liabilities .......................................          78       146
     Cash provided by discontinued operations ...........       1,318        35
                                                             --------  --------
       Net cash provided by operating activities ........      22,873    24,267
                                                             --------  --------
INVESTING ACTIVITIES:
 Purchases of short-term investments ....................        (160)   (8,167)
 Proceeds from sale of short-term investments ...........      10,821    12,361
 Disposals of property and equipment ....................         176       872
 Net proceeds from sale of discontinued operations ......       3,297        --
 Capital expenditures ...................................      (2,774)   (1,044)
 Additions to software ..................................      (3,654)   (2,225)
 Cash paid for acquisitions .............................      (4,280)       --
                                                             --------  --------
  Net cash provided by investing activities .............       3,426     1,797
                                                             --------  --------
FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease obligations        (187)   (7,983)
 Proceeds from issuance of common stock .................         555       219
 Payments of dividends ..................................      (2,796)   (2,219)
                                                             --------  --------
  Net cash used by financing activities .................      (2,428)   (9,983)
                                                             --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............      23,871    16,081
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........       6,252     2,424
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $ 30,123  $ 18,505
                                                             ========  ========

See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1995
                                   (Unaudited)


1.   INTERIM FINANCIAL STATEMENTS

     During interim periods, the Company follows the accounting policies set forth in its Annual Report and its Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report when reviewing interim financial results.

     In June, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"). The operating results of EFS have been treated as discontinued operations, and previously published financial statements have been restated to conform with this presentation.

     In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the three-month and six-month periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   ACQUISITIONS

     On April 14, 1995, the Company purchased an auditing software product line and certain intangibles from Sequel/McGladrey Software for $4.0 million. The purchase price consisted of cash of $1.8 million and an unsecured note payable for $2.2 million. The purchase price was allocated primarily to intangible assets in the amount of $3.4 million (estimated fair values at date of acquisition), including $910,000 of cost in excess of fair values of net assets acquired which will be amortized over 5 years.

     On June 16, 1995, the Company acquired substantially all of the assets of Rent Roll, Inc. ("Rent Roll") and its affiliates. Rent Roll markets residential property management software and services to multi-family property management and development companies. The purchase price was approximately $2.8 million consisting of cash of $2.2 million, the assumption of $76,000 in ongoing support obligations and a liability of $480,000 for noncompete agreements payable in annual installments over 4 years. The purchase price was allocated based on estimated fair values of assets and support obligations acquired at date of acquisition, including intangible assets of $1.1 million which will be amortized over 5 years. Such allocation did not result in cost in excess of fair values of net assets acquired. The acquisition has been accounted for under the purchase method, and accordingly, the results of its operations have been included in the Company's Consolidated Financial Statements beginning June 16, 1995. The acquisition did not have a material pro forma impact on operations.

                        COMPUTER LANGUAGE RESEARCH, INC.

                                  June 30, 1995
                                   (Unaudited)


3.   LONG-TERM DEBT

     On April 14, 1995, the Company signed an unsecured promissory note in the amount of $2.2 million in connection with the purchase of an audit software product line and customer base. The note is payable in twelve equal quarterly payments of $187,500 from June 30, 1995, to March 31, 1998, with interest at 9%.


4.   RELATED PARTY GUARANTEE

     The Company is currently guarantor for repayment of up to $2.0 million related to a four-year bank loan made to the Company's President effective September 24, 1993. In this regard the Company has caused to be issued a letter of credit in favor of the lender for the amount of the guarantee under its own bank line of credit. The President is obligated to reimburse the Company for any amount it may be required to pay in honoring the guarantee. He has collateralized that obligation with shares of the Company's common stock with a market value, at June 30, 1995, substantially in excess of the Company's guarantee.


5.   DISCONTINUED OPERATIONS

     In June, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), to Vanier Graphics Corporation, a wholly-owned subsidiary of American Business Products, Inc. ("ABP"). As consideration for the sale, the Company received cash of $3.0 million, shares of ABP common stock valued at $6.0 million and a receivable for approximately $800,000 to be paid within 90 days of closing. The sale resulted in a gain of $4.7 million after taxes of $3.1 million.

     Prior period financial statements have been restated to reflect the discontinuation of the EFS segment. Revenues of discontinued operations were $1.4 million and $3.1 million, respectively, for the quarter and six months ended June 30, 1995. For the quarter and six months ended June 30, 1994, revenues were $2.7 million and $5.5 million, respectively.

     The Company retained the building which had been partially occupied by EFS.

6.   EARNINGS PER SHARE

     Earnings per share for the three-month and six-month periods ended June 30, 1995, was computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding.

                        COMPUTER LANGUAGE RESEARCH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                  June 30, 1995
                                   (Unaudited)


7.   INCOME TAXES

     Income tax expense for the three months and six months ended June 30, 1995, is approximately 32.0% of income before taxes compared to 38.2% in 1994. The lower tax rate in 1995 is due to the issuance of final regulations under the Research and Experimentation Credit. The Company has undergone a study and has determined that more of its research activities will qualify as Research and Experimentation under these regulations.


8.   SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash equivalents are considered to be temporary cash investments purchased with a maturity of three months or less.

     Supplemental schedules of cash payments are provided below (in thousands):

                                                              Six Months Ended
                                                                   June 30
                                                             ------------------
                                                               1995      1994
                                                             --------  --------

     Interest (net of amounts capitalized) ..............    $      8  $    366
     Income taxes (net of refunds) ......................       3,378     3,276


9.   DIVIDENDS

     On June 5, 1995, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on May 18, 1995. There were 14.0 million shares outstanding on May 18, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Statements of Income expressed as a percentage of revenues.


                                         Percentage of Total Revenues
                                 --------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      June 30                    June 30
                                 ------------------        ------------------
                                  1995        1994          1995        1994
                                 ------      ------        ------      ------

Revenues ....................    100.0%      100.0%        100.0%      100.0%
                                 -----       -----         -----       -----
Costs and expenses:
 Cost of revenues ...........     54.8        51.7          49.8        48.4
 Selling, general,
  and administrative ........     41.5        37.2          32.2        30.9
                                 -----       -----         -----       -----
   Total costs and expenses .     96.3        88.9          82.0        79.3
                                 -----       -----         -----       -----
Operating income ............      3.7        11.1          18.0        20.7
Interest income .............      1.8         1.6           1.2         1.0
Interest expense ............       --         0.7            --         0.6
(Loss) gain on disposals of
 property and equipment .....     (0.2)       (0.2)         (0.1)        1.0
                                 -----       -----         -----       -----
Income from continuing
 operations before taxes ....      5.3        11.8          19.1        22.1
Provision for income taxes ..      1.6         4.5           6.0         8.5
                                 -----       -----         -----       -----
Income from continuing
 operations .................      3.7         7.3          13.1        13.6
Discontinued operations:
 (Loss) income from
  discontinued operations ...      (--)        1.1           0.1         0.6
 Gain on disposal of
  discontinued operations ...     22.3          --           8.9          --
                                 -----       -----         -----       -----
Net income ..................     26.0%        8.4%         22.1%       14.2%
                                 =====       =====         =====       =====


REVENUES AND EXPENSES:  1995 COMPARED TO 1994

Revenues for the second quarter ended June 30, 1995, increased by $1.6 million or 8.5% to $21.1 million from $19.5 million for the same period in 1994. This increase was primarily due to the acquisitions discussed below and from increased sales to banks and corporations.

Year-to-date revenues increased $4.3 million or 8.6% to $53.4 million in 1995 from $49.1 million in 1994. The increase in year-to-date revenues resulted primarily from those same acquisitions and increased sales to accounting firms and banks offset by lower year-to-date sales to corporations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Effective December 1, 1994, the Company acquired operations formerly conducted by Prentice-Hall Professional Software, Inc. Revenues from this acquisition, included in consolidated results, were $1.8 million and $3.4 million, respectively, for the quarter and year-to-date periods ended June 30, 1995. In addition, in April of this year the Company completed the purchase of an auditing software product line and customer base from Sequel/McGladrey Software, followed in June by the purchase of a residential property management software line and customer base from Rent Roll, Inc.

Cost of revenues were $11.6 million or 54.8% of revenues in the second quarter of 1995 compared to $10.1 million or 51.7% of revenues in 1994. Year-to-date cost of revenues were $26.5 million or 49.8% of revenues in 1995 compared to $23.8 million or 48.4% of revenues for the same period in 1994.

Selling, general and administrative expenses were $8.8 million or 41.5% of revenues for the second quarter of 1995 compared to $7.2 million or 37.2% of revenues in 1994. Year-to-date selling, general and administrative expenses were $17.2 million or 32.2% of revenues in 1995 compared to $15.2 million or 30.9% of revenues in 1994.

As anticipated, higher costs and expenses in 1995 were primarily due to the acquisitions discussed above and increased expenditures for product development.

Second quarter operating profits decreased to approximately $800,000 in 1995 from $2.2 million in 1994 primarily due to increased product development costs and lower operating profits from banks and corporations. Operating profits decreased slightly to $9.6 million for the first six months of 1995 from $10.2 million for the same period in 1994 as a result of the revenue increases which were offset by increased product development costs and lower operating profits from sales to corporations.


INTEREST, DISPOSALS OF PROPERTY AND EQUIPMENT, AND PROVISION FOR TAXES

Interest income for the quarter and year-to-date periods ended June 30, 1995, increased as compared to the same periods in 1994 due to higher balances of cash equivalents and short-term investments as well as higher interest rates in 1995. Interest expense declined in 1995 due to reduced debt levels. Gain on disposals of property and equipment for the first six months of 1995 decreased from 1994 due to the sale of land and equipment in 1994.

The estimated income tax expense for the first six months of 1995 declined to 32.0% of income before taxes from 38.2% in 1994 due to the issuance of final regulations under the Research and Experimentation Credit. The Company has undergone a study and has determined that more of its research activities will qualify as Research and Experimentation under these regulations.


INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of approximately $800,000 and $7.0 million for the second quarter and the first six months of 1995, respectively, compared to $1.4 million and $6.7 million for the same periods in 1994, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


DISCONTINUED OPERATIONS

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), reported previously as the electronic form systems business segment. All periods have been restated to reflect discontinued operations. The Company's results from discontinued operations, net of income tax effect, were a loss of approximately $15,000 for the quarter and income of $76,000 for the year-to-date period ended June 30, 1995, as compared to income of approximately $225,000 and $295,000 for the same periods in 1994, respectively. A portion of the operating expenses allocated to this business segment will continue to be reported by the Company. A gain of $4.7 million, net of income taxes, on the sale of EFS was recorded during the second quarter of 1995. For additional information, see Note 5 in the Notes to Consolidated Financial Statements.


NET RESULTS

The impact on the Company of all the changes described above was to increase second quarter net income by $3.9 million or 235.1% to $5.5 million or $0.38 per share in 1995 from $1.6 million or $0.11 per share in 1994. Year-to-date results increased by $4.8 million or 68.0% to $11.8 million or $0.82 per share in 1995 from $7.0 million or $0.49 per share for the same period in 1994.

Excluding the gain on the sale of EFS, the Company anticipates that operating profits for the year will not be materially effected by the disposal of the segment.

As expected, second quarter operating results were lower than last year due to seasonal revenue changes and higher overall product development expenses. The Company expects a similar downward trend in the third quarter with improved results in the fourth quarter.


LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents was $7.8 million higher at the end of the first six months of 1995 compared to the same period in 1994 due to decreased net cash from operations of $1.4 million offset by increased net cash provided by investing activities of $1.6 million and decreased net cash used by financing activities of $7.6 million. Net cash provided from operating activities decreased primarily due to net working capital fluctuations in the ordinary course of business. Net cash provided by investing activities increased primarily due to a $6.4 million increase in net proceeds from the sale of short-term investments and the $3.3 million received from the sale of discontinued operations in 1995 offset by $4.3 million paid for acquisitions and a $3.8 million net increase in capital expenditures and software. The decrease in cash used by financing activities was primarily attributable to the early payoff of debt in 1994.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


The Company made investments in property and equipment of $2.8 million in the first six months of 1995 compared to $1.0 million for the same period in 1994. At June 30, 1995, the Company had no material commitments and it is anticipated that investments in property and equipment will be approximately $5.5 million for the year ended December 31, 1995.

During the first six months of 1995, the Company capitalized $3.0 million of software development costs compared to $2.1 million for the same period in 1994. As anticipated, capitalized software development costs increased in 1995 due to the accelerated development of Microsoft (REGISTERED) Windows(TRADEMARK) applications.

At June 30, 1995, the Company had a maximum line of credit commitment from two banks of $12.0 million. Availability under the $12.0 million credit facility is reduced by the $2.0 million letter of credit referred to in Note 4 in the Notes to Consolidated Financial Statements. Applying the availability formula contained in the loan agreement, a maximum of $6.5 million was available to the Company as of June 30, 1995. There were no borrowings outstanding under the credit line at June 30, 1995, June 30, 1994, or December 31, 1994. The $12.0 million facility expires in June 1996. The availability of this line of credit, together with funds generated from operations, is expected to be sufficient for seasonal liquidity requirements and capital needs of the Company.

In connection with the acquisition of the Sequel/McGladrey software, the Company
signed a $2.2 million unsecured promissory note on April 14, 1995.   For
additional information, see Note 3 in the Notes to Consolidated Financial Statements.

Long-term debt and capital lease obligations, including the current portion, increased to approximately $2.1 million at June 30, 1995, compared to approximately $500,000 at June 30, 1994, due to the addition of the unsecured promissory note in the second quarter of 1995 coupled with scheduled reductions
in borrowings in 1994.   The Company had no long-term debt or capital lease
obligations at December 31, 1994.

On June 5, 1995, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on May 18, 1995. At its July 25, 1995, meeting, the Board of Directors declared a dividend for the third quarter of 1995 at a rate of $0.10 per share. The dividend is payable August 29, 1995, to shareholders of record on August 11, 1995.

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

The proposal to approve the Computer Language Research, Inc. Non-Employee Directors' 1994 Stock Option Plan was passed by the following vote:

Shares Voted          Shares Voted          Shares Voted
   "FOR"                "AGAINST"           "ABSTAINING"
------------          ------------          ------------

 13,291,925              91,209                7,390


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 1995, the Company filed a Form 8-K dated June 23, 1995, with the Securities and Exchange Commission to report the sale of Electronic Form Systems Incorporated.





                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.


DATE:  August 9, 1995           By  M. Brian Healy
                                --------------------------------------------
                                M. Brian Healy
                                Group Vice President, Finance and
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)