Form 10-Q
period 1995-09-30
COMPUTER LANGUAGE RESEARCH INC
filed 1995-11-01
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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


                                 (214) 250-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X     No
                                          ---       ---

                                                        Outstanding at
             Class of Common Stock                     October 31, 1995
             ---------------------                     ----------------
                $0.01 par value                       14,105,379 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                               September 30, 1995



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

                         PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                               September 30         December 31
                                            ------------------     -------------
                                              1995      1994           1994
                                            --------  --------     -------------
                                               (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents .............    $ 32,130  $ 17,221       $  6,252
 Short-term investments ................          --     8,142         10,661
 Accounts receivable, less allowance for
  doubtful accounts of $602 at September
  30, 1995, $513 at September 30, 1994,
  and $605 at December 31, 1994 ........       8,074     8,138         19,652
 Other current assets ..................       3,152     2,155          3,698
 Net current assets of discontinued
  operations ...........................          --     3,839          1,991
                                            --------  --------       --------
   Total current assets ................      43,356    39,495         42,254
                                            --------  --------       --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ..................................       3,077     3,077          3,077
 Buildings and improvements ............      16,787    16,867         16,909
 Data processing equipment .............      32,258    33,719         31,781
 Machinery and equipment ...............       5,640     5,901          5,780
 Furniture and fixtures ................       2,404     2,339          2,423
                                            --------  --------       --------
                                              60,166    61,903         59,970
 Less accumulated depreciation .........      39,540    40,768         38,983
                                            --------  --------       --------
   Net property and equipment ..........      20,626    21,135         20,987
                                            --------  --------       --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $20,997 at September 30, 1995,
  $16,757 at September 30, 1994, and
  $17,508 at December 31, 1994 .........      17,152     8,215         13,367
 Intangibles and other assets, net of
  accumulated amortization of $5,368
  at September 30, 1995, $3,447 at
  September 30, 1994, and $3,879
  at December 31, 1994 .................       9,357     5,553          6,510
 Net noncurrent assets of discontinued
  operations ...........................          --       805            975
                                            --------  --------       --------
   Total other noncurrent assets .......      26,509    14,573         20,852
                                            --------  --------       --------
    Total assets .......................    $ 90,491  $ 75,203       $ 84,093
                                            ========  ========       ========
    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                  (In thousands, except for per share amounts)

                                               September 30         December 31
                                            ------------------     -------------
                                              1995      1994           1994
                                            --------  --------     -------------
                                               (Unaudited)

CURRENT LIABILITIES:
 Current portion of long-term debt and
  capital lease obligations ............    $    750  $    259       $     --
 Accounts payable ......................       1,155     1,697          3,052
 Accrued compensation, payroll taxes,
  and benefits .........................       6,294     5,356          6,846
 Deferred revenue ......................       4,358     2,221          4,221
 Accrued support .......................       1,039     1,088          2,787
 Income taxes payable ..................       1,259       790             --
 Other current liabilities .............       1,960     2,209          4,220
                                            --------  --------       --------
   Total current liabilities ...........      16,815    13,620         21,126
                                            --------  --------       --------
NONCURRENT LIABILITIES:
 Long-term debt ........................       1,125        --             --
 Deferred income taxes and other
  liabilities ..........................       4,625     3,919          4,648
                                            --------  --------       --------
   Total noncurrent liabilities ........       5,750     3,919          4,648
                                            --------  --------       --------
COMMITMENTS AND CONTINGENCIES ..........          --        --             --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding .....................          --        --             --
 Common stock, $0.01 per share par value,
  40,000 shares authorized; 14,911 shares
  issued at September 30, 1995, 14,749
  shares issued at September 30, 1994,
  and 14,756 shares issued at
  December 31, 1994 ....................         149       147            147
 Capital in excess of par value ........      33,030    32,047         32,086
 Retained earnings .....................      40,013    30,736         31,352
 Treasury stock at cost, 810 shares ....      (5,266)   (5,266)        (5,266)
                                            --------  --------       --------
   Total shareholders' equity ..........      67,926    57,664         58,319
                                            --------  --------       --------
    Total liabilities and shareholders'
     equity                                 $ 90,491  $ 75,203       $ 84,093
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                  (In thousands, except for per share amounts)
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     ------------------
                                        1995      1994         1995      1994
                                      --------  --------     --------  --------

Revenues                              $ 22,441  $ 21,679     $ 75,797  $ 70,822
                                      --------  --------     --------  --------
Costs and expenses:
 Cost of revenues ................      12,253    11,095       38,801    34,889
 Selling, general, and
  administrative .................       9,071     7,754       26,253    22,929
                                      --------  --------     --------  --------
   Total costs and expenses ......      21,324    18,849       65,054    57,818
                                      --------  --------     --------  --------
Operating income .................       1,117     2,830       10,743    13,004
Interest income ..................         526       274        1,185       778
Interest expense .................          --        16            8       320
(Loss) gain on disposals of
 property and equipment ..........          (3)     (151)         (57)      340
                                      --------  --------     --------  --------
Income from continuing operations
 before income taxes .............       1,640     2,937       11,863    13,802
Provision for income taxes .......         542     1,125        3,796     5,282
                                      --------  --------     --------  --------
Income from continuing operations        1,098     1,812        8,067     8,520
Discontinued operations:
 Income from discontinued
  operations, net of taxes .......          --       518           76       813
 Gain on disposal of discontinued
  operations, net of taxes .......          --        --        4,720        --
                                      --------  --------     --------  --------
Net income .......................    $  1,098  $  2,330     $ 12,863  $  9,333
                                      ========  ========     ========  ========
Earnings per share from
 continuing operations ...........    $   0.08  $   0.13     $   0.56  $   0.60
Earnings per share from
 discontinued operations .........          --      0.03         0.33      0.05
                                      --------  --------     --------  --------
Earnings per share ...............    $   0.08  $   0.16     $   0.89  $   0.65
                                      ========  ========     ========  ========
Dividends per share ..............    $   0.10  $   0.10     $   0.30  $   0.26
                                      ========  ========     ========  ========
Weighted average number of common
 and common equivalent shares
 outstanding .....................      14,455    14,280       14,391    14,256
                                      ========  ========     ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                              Nine Months Ended
                                                                September 30
                                                             ------------------
                                                               1995      1994
                                                             --------  --------
OPERATING ACTIVITIES:
 Income from continuing operations ......................    $  8,067  $  8,520
 Adjustments to reconcile income to net cash provided
  by operating activities:
   Depreciation and amortization ........................       9,252     7,977
   Loss (gain) on disposals of property and equipment ...          57      (340)
   Changes in assets and liabilities, net of effect of
    acquisitions and sale of discontinued operations:
     Decrease in accounts receivable ....................      12,031    11,075
     Decrease in other current assets ...................         639     2,194
     Decrease in other assets ...........................         329       524
     Decrease in accounts payable .......................      (1,897)     (480)
     (Decrease) increase in accrued compensation,
      payroll taxes, and benefits .......................        (552)      640
     Increase (decrease) in deferred revenue ............         593    (1,338)
     (Decrease) increase in accrued support .............      (1,824)      791
     (Decrease) increase in income taxes payable ........      (1,793)      469
     Decrease in other current liabilities ..............      (2,332)   (2,661)
     (Decrease) increase in deferred income taxes and
      other liabilities .................................         (23)      134
     Cash provided by discontinued operations ...........       1,318       195
                                                             --------  --------
      Net cash provided by operating activities .........      23,865    27,700
                                                             --------  --------
INVESTING ACTIVITIES:
 Purchases of short-term investments ....................        (160)   (8,240)
 Proceeds from sale of short-term investments ...........      16,821    12,361
 Disposals of property and equipment ....................         184       941
 Net proceeds from sale of discontinued operations ......       3,484        --
 Capital expenditures ...................................      (4,045)   (3,069)
 Additions to software ..................................      (5,954)   (3,525)
 Cash paid for acquisitions .............................      (4,686)       --
                                                             --------  --------
      Net cash provided by (used in) investing activities       5,644    (1,532)
                                                             --------  --------
FINANCING ACTIVITIES:
 Payments on long-term debt and capital lease obligations        (375)   (8,235)
 Proceeds from issuance of common stock .................         946       477
 Payments of dividends ..................................      (4,202)   (3,613)
                                                             --------  --------
      Net cash used in financing activities .............      (3,631)  (11,371)
                                                             --------  --------
NET INCREASE IN CASH AND CASH EQUIVALENTS ...............      25,878    14,797
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........       6,252     2,424
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $ 32,130  $ 17,221
                                                             ========  ========
    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1995
                                   (Unaudited)


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

     In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the three-month and nine-month periods ended September 30, 1995, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


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

                        COMPUTER LANGUAGE RESEARCH, INC.

                               September 30, 1995
                                   (Unaudited)


3.   LONG-TERM DEBT

     On April 14, 1995, the Company signed an unsecured promissory note in the amount of $2.2 million in connection with the purchase of an audit software product line and customer base. The note is payable in twelve equal quarterly payments of $187,500 from June 30, 1995, to March 31, 1998, with interest at 9%. At September 30, 1995, the outstanding balance of the note was $1.9 million.


4.   RELATED PARTY GUARANTEE

     The Company is currently guarantor for repayment of up to $2.0 million related to a four-year bank loan made to the Company's President effective September 24, 1993. In this regard the Company has caused to be issued a letter of credit in favor of the lender for the amount of the guarantee under its own bank line of credit. The President is obligated to reimburse the Company for any amount it may be required to pay in honoring the guarantee. He has collateralized that obligation with shares of the Company's common stock with a market value, at September 30, 1995, substantially in excess of the Company's guarantee.


5.   DISCONTINUED OPERATIONS

     In June 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), to Vanier Graphics Corporation, a wholly-owned subsidiary of American Business Products, Inc. ("ABP"). The Company retained the building which had been partially occupied by EFS. As consideration for the sale, the Company received cash of $3.0 million, shares of ABP common stock valued at $6.0 million and a receivable for approximately $800,000 to be paid within 90 days of closing. At September 30, 1995, the balance of the receivable was approximately $63,000. The sale resulted in a gain of $4.7 million ($3.1 million after taxes).

     Prior period financial statements have been restated to reflect the discontinuation of the EFS segment. Revenues of discontinued operations were $3.1 million for the nine months ended September 30, 1995. For the quarter and nine months ended September 30, 1994, revenues were $2.8 million and $8.3 million, respectively.


6.   EARNINGS PER SHARE

     Earnings per share for the three-month and nine-month periods ended September 30, 1995, was computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding.

                        COMPUTER LANGUAGE RESEARCH, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                               September 30, 1995
                                   (Unaudited)


7.   INCOME TAXES

     Income tax expense for the three-month and nine-month periods ended September 30, 1995, is approximately 32.0% of income before taxes compared to 38.2% in 1994. The lower tax rate in 1995 is due to the issuance of final regulations under the Research and Experimentation Credit. The Company has undergone a study and has determined that more of its research activities will qualify as Research and Experimentation under these regulations.


8.   SUPPLEMENTAL DISCLOSURES FOR CONSOLIDATED STATEMENTS OF CASH FLOWS

     For purposes of reporting cash flows, cash equivalents are considered to be temporary cash investments purchased with a maturity of three months or less.

     Supplemental schedules of cash payments are provided below (in thousands):

                                                        Nine Months Ended
                                                           September 30
                                                        ------------------
                                                          1995      1994
                                                        --------  --------

     Interest (net of amounts capitalized) .........     $    8   $  386
     Income taxes (net of refunds) .................      5,777    5,650


9.   DIVIDENDS

     On August 29, 1995, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on August 11, 1995. There were
     14.1 million shares outstanding on August 11, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Consolidated Statements of Income expressed as a percentage of revenues.


                                         Percentage of Total Revenues
                                 --------------------------------------------
                                 Three Months Ended        Nine Months Ended
                                    September 30              September 30
                                 ------------------        ------------------
                                  1995        1994          1995        1994
                                 ------      ------        ------      ------

Revenues ....................    100.0 %     100.0 %       100.0 %     100.0 %
                                 -----       -----         -----       -----
Costs and expenses:
 Cost of revenues ...........     54.6        51.2          51.2        49.2
 Selling, general, and
  administrative ............     40.4        35.8          34.6        32.4
                                 -----       -----         -----       -----
   Total costs and expenses .     95.0        87.0          85.8        81.6
                                 -----       -----         -----       -----
Operating income ............      5.0        13.0          14.2        18.4
Interest income .............      2.3         1.3           1.6         1.1
Interest expense ............       --         0.1            --         0.5
(Loss) gain on disposals of
 property and equipment .....       --        (0.7)         (0.1)        0.5
                                 -----       -----         -----       -----
Income from continuing operations
 before income taxes ........      7.3        13.5          15.7        19.5
Provision for income taxes ..      2.4         5.2           5.0         7.5
                                 -----       -----         -----       -----
Income from continuing
 operations .................      4.9         8.3          10.7        12.0
Discontinued operations:
 Income from discontinued
  operations, net of taxes ..       --         2.4           0.1         1.2
 Gain on disposal of discontinued
  operations, net of taxes ..       --          --           6.2          --
                                 -----       -----         -----       -----
Net income                         4.9 %      10.7 %        17.0 %      13.2 %
                                 =====       =====         =====       =====


REVENUES AND EXPENSES:  1995 COMPARED TO 1994

Effective December 1, 1994, the Company acquired operations formerly conducted by Prentice-Hall Professional Software, Inc. Revenues from this acquisition, included in consolidated results, were $1.9 million and $5.4 million, respectively, for the quarter and year-to-date periods ended September 30, 1995. In addition, in April of this year, the Company completed the purchase of an auditing software product line and customer base from Sequel/McGladrey Software, followed in June by the purchase of a residential property management software line and customer base from Rent Roll, Inc. Revenue from these acquisitions were $.9 million and $1.3 million for the quarter and year-to-date periods ended September 30, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Revenues for the third quarter ended September 30, 1995, increased by $.7 million or 3.5% to $22.4 million from $21.7 million for the same period in 1994. This increase was primarily due to the acquisitions discussed above offset by a decrease in revenue as a result of a government contract awarded to the Company during the third quarter of 1994. The contract's renewal options affected revenues to a lesser extent in the current year than the original award in the third quarter of 1994.

Year-to-date revenues increased $5.0 million or 7.0% to $75.8 million in 1995 from $70.8 million in 1994. The increase in year-to-date revenues resulted primarily from the acquisitions noted above and increased sales to banks, offset by the government contract discussed above, decreased revenue from accounting firms due to contract negotiations, and decreased sales to corporations.

Cost of revenues were $12.3 million or 54.6% of revenues in the third quarter of 1995 compared to $11.1 million or 51.2% of revenues in 1994. Year-to-date cost of revenues were $38.8 million or 51.2% of revenues in 1995 compared to $34.9 million or 49.2% of revenues for the same period in 1994.

Selling, general, and administrative expenses were $9.1 million or 40.4% of revenues for the third quarter of 1995 compared to $7.8 million or 35.8% of revenues in 1994. Year-to-date selling, general, and administrative expenses were $26.3 million or 34.6% of revenues in 1995 compared to $22.9 million or 32.4% of revenues in 1994.

Higher costs and expenses in 1995, both for the quarter and nine months ended, were primarily due to the acquisitions discussed above and increased expenditures for product development which were anticipated and disclosed in the second quarter. These increases were offset in part by a decrease in expenses associated with maintenance of equipment due to the out-sourcing of this service which was disclosed in the second quarter.

Third quarter operating profits decreased to approximately $1.1 million in 1995 from $2.8 million in 1994 primarily due to lower revenue from the government as a result of the contract discussed above. Operating profits decreased to $10.7 million for the first nine months of 1995 from $13.0 million for the same period in 1994 as a result of lower profits from corporations, accounting firms and the government, offset by an increase in profit from acquisitions made since December 1994 and increased sales to banks.


INTEREST, DISPOSALS OF PROPERTY AND EQUIPMENT, AND PROVISION FOR TAXES

Interest income for the quarter and year-to-date periods ended September 30, 1995, increased as compared to the same periods in 1994 due to higher balances of cash equivalents and short-term investments as well as higher interest rates in 1995. Interest expense declined in 1995 due to the reduced debt levels and the capitalization of interest related to product development. Gain on disposals of property and equipment for the first nine months of 1995 decreased from 1994 due to the sale of land and equipment in 1994.

Estimated income tax expense for the first nine months of 1995 declined to 32.0% of income before taxes from 38.2% in 1994 due to the issuance of final

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


regulations under the Research and Experimentation Credit. The Company has undergone a study and has determined that more of its research activities will qualify as Research and Experimentation under these regulations.


INCOME FROM CONTINUING OPERATIONS

The Company recorded income from continuing operations of approximately $1.1 million and $8.1 million for the third quarter and the first nine months of 1995, respectively, compared to $1.8 million and $8.5 million for the same periods in 1994.


DISCONTINUED OPERATIONS

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), reported previously as the electronic form systems business segment. All periods have been restated to reflect discontinued operations. The Company's results from discontinued operations, net of income tax effect, was income of $76,000 for the year-to-date period ended September 30, 1995, as compared to income of approximately $813,000 for the same period in 1994. A portion of the operating expenses allocated to this business segment will continue to be reported by the Company. A gain of $4.7 million, net of income taxes, on the sale of EFS was recorded during the second quarter of 1995. For additional information, see
Note 5 in the Notes to Consolidated Financial Statements.


NET RESULTS

The impact on the Company of all the changes described above was to decrease third quarter net income by $1.2 million or 52.9% to $1.1 million or $0.08 per share in 1995 from $2.3 million or $0.16 per share in 1994. Year-to-date results increased by $3.5 million or 37.8% to $12.9 million or $0.89 per share in 1995 from $9.3 million or $0.65 per share for the same period in 1994.

Excluding the gain on the sale of EFS, the Company anticipates that operating profits for the year will not be materially effected by the disposal of the segment.

As expected, third quarter operating results were lower than last year due to the government contract discussed above. The Company expects higher revenues and earnings in its fourth quarter than last year and expects its total year's results from continuing operations to be ahead of 1994.


LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents was $11.1 million higher at the end of the first nine months of 1995 compared to the same period in 1994 due to decreased net cash from operations of $3.8 million offset by increased net cash provided by investing activities of $7.2 million and decreased net cash used by financing activities of $7.7 million. Net cash provided from operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


activities decreased primarily due to net working capital fluctuations in the ordinary course of business. Net cash provided by investing activities increased primarily due to a $12.5 million increase in proceeds from the sale of short-term investments, net of purchases, and the $3.5 million received from the sale of discontinued operations in 1995 offset by $4.7 million paid for acquisitions and a $4.2 million net increase in capital expenditures and software additions. The decrease in cash used by financing activities was primarily attributable to the early payoff of debt in 1994.

The Company made investments in property and equipment of $4.0 million in the first nine months of 1995 compared to $3.1 million for the same period in 1994. At September 30, 1995, the Company had no material commitments and it is anticipated that investments in property and equipment will be approximately $5.5 million for the year ended December 31, 1995.

During the first nine months of 1995, the Company capitalized $5.1 million of software development costs compared to $3.4 million for the same period in 1994. As anticipated, capitalized software development costs increased in 1995 due to the accelerated development of Microsoft (REGISTERED) Windows(REGISTERED) applications.

At September 30, 1995, the Company had a maximum line of credit commitment from two banks of $12.0 million. Availability under the $12.0 million credit facility is reduced by the $2.0 million letter of credit referred to in Note 4 in the Notes to Consolidated Financial Statements. Applying the availability formula contained in the loan agreement, a maximum of $4.2 million was available to the Company as of September 30, 1995. There were no borrowings outstanding under the credit line at September 30, 1995, September 30, 1994, or December 31, 1994. The $12.0 million facility expires in June 1996. The availability of this line of credit, together with funds generated from operations, is expected to be sufficient for seasonal liquidity requirements and capital needs of the Company.

In connection with the acquisition of the Sequel/McGladrey software, the Company signed a $2.2 million unsecured promissory note on April 30, 1995. The balance of the note at September 30, 1995, was $1.9 million. For additional information, see Note 3 in the Notes to Consolidated Financial Statements.

Long-term debt and capital lease obligations, including the current portion, increased to approximately $1.9 million at September 30, 1995, compared to approximately $250,000 at September 30, 1994, due to the addition of the unsecured promissory note discussed above combined with scheduled reductions in borrowings in 1994. The Company had no long-term debt or capital lease obligations at December 31, 1994.

On August 29, 1995, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on August 11, 1995. At its October 24, 1995, meeting, the Board of Directors declared a dividend for the fourth quarter of 1995 at a rate of $0.10 per share. The dividend is payable November 22, 1995, to shareholders of record on November 8, 1995.

                           PART II.  OTHER INFORMATION



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended September 30, 1995, the Company was not required to file a Form 8-K with the Securities and Exchange Commission.













                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.


DATE:  November 1, 1995         By  M. Brian Healy
                                --------------------------------------------
                                M. Brian Healy
                                Group Vice President, Finance and
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)