Form 10-K
period 1995-12-31
COMPUTER LANGUAGE RESEARCH INC
filed 1996-03-22
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended December 31, 1995
                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission File Number 0-12311
                               ------------------

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $0.01 Par Value
                                (Title of class)
                               ------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant at February 23, 1996, was $49,993,952. This number was derived using beneficial ownership of affiliates.

On February 23, 1996, there were 14,131,879 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(a)Selected Portions of the Registrant's Definitive Proxy Statement for the Annual Meeting to be held April 30, 1996 - Part III

(b)Selected Portions of the Registrant's Registration Statement on Form S-1, Registration No. 2-83286. - Part IV

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1995



                                TABLE OF CONTENTS


  ITEM                                                                  PAGE
  ----                                                                  ----


                                     PART I.

  1        Business .................................................     1
  2        Properties ...............................................     9
  3        Legal Proceedings ........................................     9
  4        Submission of Matters to a Vote of Security Holders ......     9


                                    PART II.

  5        Market for Registrant's Common Equity and Related
             Stockholder Matters ....................................    10
  6        Selected Financial Data ..................................    11
  7        Management's Discussion and Analysis of Financial
             Condition and Results of Operations ....................    13
  8        Financial Statements and Supplementary Data ..............    21
  9        Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure ....................    38


                                    PART III.

 10        Directors and Executive Officers of the Registrant .......    38
 11        Executive Compensation ...................................    40
 12        Security Ownership of Certain Beneficial Owners
             and Management .........................................    40
 13        Certain Relationships and Related Transactions ...........    40


                                    PART IV.

 14        Exhibits, Financial Statement Schedules, and Reports
             on Form 8-K ............................................    41
 14 (a)    Index to Financial Statements and Financial Statement
             Schedules ..............................................    44
           Financial Statement Schedule .............................    45
           Signatures ...............................................    46

                                     PART I


ITEM 1. BUSINESS

(A)     GENERAL DEVELOPMENT OF BUSINESS

The company was founded in 1964 and was incorporated in Texas in February 1969 as Computer Language Research, Inc. (together with all subsidiaries, the "Company"). The Company is headquartered in Carrollton, Texas, (a suburb of Dallas, Texas) and maintains sales and support facilities throughout the United States. Executive offices are located at 2395 Midway Road, Carrollton, Texas 75006, and the telephone number is (214) 250-7000. In May of 1983, the Company made its initial public offering of common stock. The Company's common stock trades on the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol: CLRI.

The Company's initial business was processing individual income tax returns for tax preparers as a computer service bureau. During the late 1960s and early 1970s, the Company expanded the types of returns it processed to include federal income tax returns for corporations, partnerships, and fiduciaries. In addition, processing was made available for state income tax returns for individuals, corporations, partnerships, and fiduciaries. Initially, processing was handled by the Company's mainframe computers and high speed printers. However, to keep pace with technological advances in the computer industry, the Company has evolved over the last ten years into a provider of microcomputer-based tax systems. Such systems enable clients, using the Company's tax compliance software, to process tax returns and perform other tax-related tasks in their own offices. Due to the changes in the Company's products and services, its Standard Industrial Classification was revised in 1995 from 7374 -- Computer Processing and Data Preparation and Processing Services to
7372 -- Prepackaged Software.

The Company provides tax automation systems to accounting firms, banks, corporations, and partnerships through its unincorporated Fast-Tax division.
The Company also provides tax audit systems to the federal government through its wholly-owned subsidiary, Electronic Tax Systems, Inc. The Company's tax compliance and tax practice management software products are licensed under trademarks such as Fast-Tax (REGISTERED), GoSystem (REGISTERED), EasyGo (REGISTERED), System 5 (REGISTERED), InSource (REGISTERED), E-Form (REGISTERED), SmartBridge (REGISTERED), TrustEase (REGISTERED), Electronic Tax Systems (TRADEMARK), and CLR Professional Software (TRADEMARK).

In 1992, the Company acquired all of the common stock of FTS Corporation, a provider of computerized trust tax processing services for banks, from its sole shareholder, CCH Computax, Inc., and in 1994, the Company acquired substantially all of the assets of Prentice-Hall Professional Software, Inc. ("PHPS"), a supplier of audit and practice management software to accounting firms and a supplier of residential property management software for the multifamily housing industry. The PHPS accounting services operation has been renamed CLR Professional Software, and the Windows (REGISTERED) version of the Company's real estate management software will be marketed under the trade name OnSite (TRADEMARK) for Windows.

In April 1995, the Company acquired the Automated Client Engagement (ACE) software line from Sequel/McGladrey Software, a joint venture composed of McGladrey & Pullen LLP, one of the nation's largest accounting firms, and Sequel Software Corporation. The ACE product line is recognized as one of the leaders in providing professional audit software for the CPA marketplace. Over 12,000 users have licensed ACE since its inception in 1990.

In June 1995, the Company enhanced its real estate operations by acquiring the residential property management software and services from Rent Roll, Inc. and its affiliates ("Rent Roll"). In December 1995, Rent Roll was incorporated in the state of Delaware as Rent Roll, Inc. and is a wholly-owned subsidiary of Computer Language Research, Inc. Rent Roll is now a leading supplier of residential property management information software and services to the multifamily property management industry. The products service the needs of both conventional and affordable housing property types. The real estate software is marketed under the trade names Rent Roll and OnSite.

Effective November 1995, the Company acquired the tax compliance software business of the Tax Technology Group of Price Waterhouse LLP ("PW") formerly known as the Tax Management System ("TMS"). The Company will maintain TMS while focusing development efforts on incorporating TMS into InSource, the Company's suite of Windows-based software for corporate tax professionals.

For additional information regarding acquisitions made during 1995 and in January 1996, see Item 8 - Notes 3 and 12 in the Notes to Consolidated Financial Statements.

In June 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), to Vanier Graphics Corporation, a wholly-owned subsidiary of American Business Products, Inc. EFS developed and marketed electronic form management systems under the trademarks Electronic Form Systems (REGISTERED), and EFS (REGISTERED), for use in its tax business and for sale to other forms intensive businesses. For additional information regarding the disposition, see Item 8 - Note 11 in the Notes to Consolidated Financial Statements.


(B)     FUNCTIONAL BUSINESS GROUPS

TAX
---
The Company offers its tax products and services to four primary groups of clients, ranked in order of relative revenue concentration: Accounting, Corporate, Bank, and Government.

ACCOUNTING: Public accounting firms in the United States and abroad comprise this group. The size of these firms ranges from the largest multinational accounting firms to sole practitioners with complex tax processing needs.

CORPORATE: This group of clients consists of corporations ranging in size from some of the largest of the Fortune 500 multinational corporations to small corporations with small internal tax departments that process complex, consolidated federal tax returns and a variety of state tax returns. In addition, the company markets various software products to insurance companies. The Company also provides automated tax processing services to partnerships, primarily large syndications and master limited partnerships.

BANK: Large- and medium-sized commercial banks offer trust tax return preparation services to their customers. These trust tax departments use the Company's tax return processing products and services to process both federal
(1041) and state fiduciary income tax returns, 1099s, and other beneficiary information.

GOVERNMENT: The Company's wholly-owned subsidiary, Electronic Tax Systems, Inc., provides an automated international tax audit and review system to the U.S. Internal Revenue Service ("IRS"). This system is called STAR (System for Tax Audit and Review) and is designed to assist IRS International Examiners in reviewing the international tax compliance activities of American corporations.

REAL ESTATE
-----------
Rent Roll, Inc. is a leading supplier of residential property management information software and services to the multifamily housing industry. Rent Roll currently offers its products and services to three primary groups of clients: conventional owner/managers, affordable housing owner/managers, and applicant screening requisitioners. Two of the products marketed are Rent Roll and OnSite, which are property management tools and another product, Account On It!, is an accounting package which specifically accommodates the unique accounting needs of property management and ownership.


(C)     SYSTEMS AND SERVICES

TAX AUTOMATION SYSTEMS: Since 1965, the Company has successively implemented five generations of tax automation technology:

First Generation:     Service Bureau Tax Processing
Second Generation:    On-Line Tax Processing
Third Generation:     Client Data Input and Print Tax Processing
Fourth Generation:    Client In-House, Microcomputer-based Tax Processing
Fifth Generation:     Microsoft (REGISTERED) Windows (REGISTERED)-based Tax
                        Automation Systems

Today, although all five generations of technology are still offered, the Company has evolved to become primarily a supplier of microcomputer-based tax automation software and related services.

The fifth generation of Fast-Tax technology for automating tax-related activities for accounting firms, corporate tax departments, and bank trust tax departments is reflected in products such as GoSystem for Windows, InSource, and TrustEase, respectively, which are intended to improve the efficiency and productivity with which these clients perform their tax-related tasks. As technology and the needs of the Company's clients evolve, the products will evolve as well. For example, the Company is currently in process of developing client/server-based versions of many of its products.

TAX PROCESSING OPERATIONS: The Company's tax processing operations consist of tax return production (including data entry), computing, printing, data communications, CD-ROM production, and distribution.

ELECTRONIC FORMS MANAGEMENT: E-Form, introduced in 1992, is the first complete tax form service available on a single CD-ROM disk. E-Form includes over 25,000 pages of tax-related forms and instructions. With E-Form, forms can be viewed and filled in on-screen, and then printed either blank or completed. E-Form is available in both Microsoft Windows and DOS formats. The Company also has a contract to supply a private label electronic form product to a major supplier of tax information.

PROPERTY MANAGEMENT: The Company has recently become a leading supplier of residential property management information software and services to the multifamily housing industry. It offers the property management products Rent Roll and OnSite, and also offers Account On It!, an accounting package specifically geared to property management.


(D)     SALES AND MARKETING

Company-employed sales personnel located throughout the United States market the Company's automated tax processing products and services and its real estate management information services. The Company also markets its products through advertising in trade publications, direct mail, trade shows, telemarketing, and public relations activities. The Company has entered into a number of joint marketing agreements with other companies and partnerships whereby they have agreed to market the Company's products and services to their clients and customers.

Tax processing products for accounting firms are generally licensed to individual offices, rather than on a multiple-office basis; however, some national and large local accounting firms traditionally enter into firm-wide site-licenses for all of their offices. Tax processing products for corporations are generally licensed for use in corporations' tax departments. Property management software products are generally licensed to the property owner or a fee management company who then installs them at the individual property site. However, some products that are utilized for the evaluation of multiple property sites or an aggregate portfolio of properties, rather than a single property, are licensed to the corporate office on a multiple-user basis.

The Company maintains, at its headquarters, a Tax Support Center to support the Company's tax processing activities. Assistance and support are also available at Fast-Tax locations throughout the country.

The Company has developed an Internet World Wide Web site. The Web site is an important vehicle for communicating product information to clients and prospective clients. The site (located at address http://www.clr.com) currently includes a significant amount of detailed information about CLR's tax products for corporations, as well as general company information.


(E)     PRODUCT DEVELOPMENT

The tax processing software business is characterized by accounting and government regulatory changes in both federal and state tax legislation and by rapid technological change which requires a continuing high level of expenditures for the development, maintenance, and updating of systems and services. It is customary within the tax processing industry to enhance products by adding features and functions. Accordingly, the Company incurs substantial expenditures to update, enhance, and maintain its existing systems and services as well as to develop new systems.

To meet the growing needs and demands of our real estate client base, the Company works together with its clients to identify ways to capture the power of our available technologies. The Company's staff and industry professionals work together to explore a concept and expand on a need. We then harness these resources and apply our technological expertise to implement new products into the market for the benefit of all clients.

Due to constantly changing federal, state, and local tax laws and emerging new technologies, there is no assurance that the Company's development efforts will always result in successful products. Risks exist in new product development, in adopting new technology, and in converting new products into profitable operations.

For further information on the Company's expenditures related to product development, see Item 7 - Management Discussion and Analysis and Results of Operations.

Among the new products and services announced or acquired by the Company in 1995 were:

      INSOURCE CS. InSource CS, announced in 1995, is the most advanced Windows-based tax processing system available today for corporate tax departments. Designed to take full advantage of the client/server platform, InSource CS offers a level of performance and flexibility unmatched by any mainframe- or microcomputer-based tax system. InSource CS offers applications for Domestic Income Tax, and Property Tax, with plans for including other tax products in the future. The server side of InSource CS operates on a Windows NT server, while the client side operates on Windows 95 or Windows NT Workstation.

      As a result of the acquisition in December of 1995 of the TMS software from Price Waterhouse LLP, InSource CS will be developed to offer two options. One, InSource CS with the Tax Accounting System option, is an integrated trial balance approach (federal, state, and international) which separates input from output (i.e., adjustments are entered on an adjustment dialog and workpapers/reports are generated for on-screen review and printing). The other, InSource CS with a TMS option, is a workpaper/spreadsheet approach which combines input and output, with users entering amounts directly on workpapers that can be customized to perform virtually any calculation. These options will be offered so that corporate tax departments can select the methodology most suited to their needs and preferences.

      INSOURCE EXPRESS. InSource Express, announced in 1995, is a Windows-based tax compliance-only system for corporate tax departments that allows clients to comply with complex tax laws and regulations by starting with their trial balance data and then completing federal and state returns. InSource Express imports financial data from many commonly used spreadsheet and database programs and fully automates the corporate tax return preparation process with a comprehensive tax compliance and review capability. InSource Express includes applications for Domestic Income Tax and Insurance Income Tax, with plans for including Sales and Use Tax in the near future. InSource Express operates either stand-alone or on a standard Novell (REGISTERED) network.

      INSOURCE TAX CALENDAR. InSource Tax Calendar, announced in 1995, is a Windows-based system that automates due-date monitoring and tracking of tax-related activities so users need never inadvertently miss a due date. Tax Calendar also helps corporate tax departments balance staff workloads, make assignments and anticipate any problems. As a due-date tracking system, Tax Calendar helps users organize the flow of tax filings and payments, allowing them to determine instantly which items are delinquent, the status of outstanding items, and which items need attention. Tax returns can be marked complete and payments posted. When scheduling business license renewals and payment of property taxes, events can be matched to their specific locations.

      FIXED ASSET MANAGEMENT SYSTEM. As a result of CLR's recent acquisition of TMS from Price Waterhouse LLP, certain productivity tools that TMS users have been enjoying for some time are now available to InSource and System 5 users. Two of these are Fixed Asset Management System ("FAMS") and Utility Fixed Asset Management System ("UFAMS"). Offering users a high degree of flexibility, FAMS facilitates FAS109 reporting, federal or state tax planning and compliance, budgeting and forecasting, IRS audits and RAR adjustments. All the features and benefits of FAMS are also built into UFAMS. UFAMS directly addresses the unique asset management needs of the regulated or non-regulated public utility. The multi-year information feature of UFAMS makes supporting a rate case much easier, and complying with commission requests is less burdensome and less expensive.

      IBASE. After extensive beta testing, iBase was fully released early in 1996. iBase is a Lotus Notes (REGISTERED)-based service for Fast-Tax clients using any InSource tax software product. Its purpose is twofold: to provide quick and effective on-line support, and to give users a wide array of other information services. As a support service, iBase provides current information and quick responses to client questions. Through iBase, clients can communicate with Fast-Tax for reporting problems and getting responses to their questions and software enhancement requests. iBase also lets clients share ideas with other clients. In addition to providing support, iBase contains other important information, such as software tips, announcements from Fast-Tax and the Fast-Tax User Group, a calendar of important events, information about training workshops, information about other Fast-Tax software products, CLR news releases, and much more. TMS users who use PW/Wire to receive support information will, in the near future, find the TMS support databases incorporated into iBase.

      TRUSTEASE. TrustEase, currently in Beta test, replaces the existing Fast-Tax data management and tax products for banks. Operating on microcomputers under Microsoft Windows, TrustEase will allow bank clients to become more efficient and productive. With TrustEase, all trust tax processing can be transitioned from a mainframe to high speed PCs and local and wide area networks, improving client efficiency and lowering costs to the Company. Bank clients will be able to more efficiently manage their data and process tax returns in-house. Fast-Tax will remain a service bureau provider, offering clients the flexibility to choose the processing method that best fits their needs. TrustEase provides the Company a vehicle to develop additional value-added products that will help bank clients achieve their goals of improved efficiency and profitability.

      E-FORM ENHANCEMENTS. E-Form was introduced in 1992. In 1994, E-Form was enhanced by adding an option to license Election Statement and Annual Reporting forms. Elements of product functionality were also enhanced. In addition, the E-Form family was expanded with the release of E-Form Sales and Use Tax and E-Form Rate Lookup products. In 1995, E-Form became available in a version that adds basic logic to over 1,600 tax forms. This capability, called ReadiPrep (TRADEMARK), performs basic math calculations, carries information within a form and between specific forms, carries information from federal to state forms, and calculates tax (including table look-up.). Like all Fast-Tax products, these new E-Form systems are delivered via CD-ROM and updated regularly throughout the year.

      RENT ROLL. Acquired in mid-1995, Rent Roll enhanced the Company's existing real estate products which were acquired from Prentice-Hall Professional Software in December 1994. Rent Roll is a comprehensive property management tool, which successfully combines the administrative needs of a multifamily management company with the requirements of accounts receivable reporting, and it puts these functions out on the property site. Rent Roll is also well known for its user definable security settings. The Company expects to release a single Windows-based version of the software which combines the best features of both the former Prentice-Hall and Rent Roll software.

      ONSITE. OnSite is a popular DOS-based real estate management program and is scheduled for release in a Microsoft Windows interface in early 1996.

      ACCOUNT ON IT!. 1995 saw the production of the second generation of this real estate accounting package. Account On It! was created to specifically accommodate the unique accounting needs of residential property management and ownership, and to do so in an easy to understand way. The package is stand-alone, and also works in tandem with Rent Roll or OnSite.


(F)     COPYRIGHTS, TRADEMARKS AND TRADE SECRETS

The Company believes that its software products and attendant intellectual property rights related to the software products are proprietary in nature and of substantial value. Thus, it relies on protection of its computer programs through use of copyright law, trademark law, common law trade secret law, trade secret statutes, internal and external nondisclosure safeguards, as well as restrictions on disclosure, reverse engineering and transfer that are incorporated into software license agreements. Employees and outside programmers and consultants are required to execute agreements protecting the secrecy and ownership of the Company's intellectual property.

The Company, to date, has had no indication of any material infringement of any of its intellectual property rights. Notwithstanding this, enforcement of intellectual property rights against infringement and unauthorized use is difficult and the Company can offer no assurances that such infringement or unauthorized use has not occurred. In the event of infringement or unauthorized use, the Company will vigorously defend and enforce its intellectual property rights.


(G)     SEASONALITY

This information is set forth in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.


(H)     WORKING CAPITAL

Working capital requirements of the Company are financed primarily from operations.

(I)     CUSTOMERS

During the years ended December 31, 1995, 1994, and 1993, no single customer accounted for 10% or more of the Company's consolidated revenues. The Company provides tax processing services, software, and support to each of the six largest accounting firms in the United States. While the loss of any one of these customers would not have a material adverse consequence to the Company, the loss of more than one of these customers could.


(J)     BACKLOG

Because the Company generally ships a major portion of its tax software products prior to the beginning of "tax season" and performs a major portion of its processing services during "tax season," backlog is not meaningful. Backlog is not a material factor for real estate software products as the supply and shipping are able to keep pace with the demand.


(K)     GOVERNMENT CONTRACTS

No material portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.


(L)     COMPETITION

TAX: Precise information is not available as to the total number of income tax returns processed by public accountants, tax preparation firms, individuals, corporations, fiduciaries, and partnerships using tax processing software, or as to the total revenue derived from licensing such software. Thus, while the Company cannot precisely determine its relative position in this business, its primary competitors are national, regional, and local software publishers which license their products to individuals, professional firms, and corporations. In addition, as producers of "low-end" products seek to market more sophisticated products, these producers can become competitors of the Company.

REAL ESTATE: A reliable count of total software installations from residential property management accounting and applicant screening services is not a readily available number. Additionally, there is not a reliable means to measure the revenue from licensing such software. While the Company cannot precisely determine its relative position in this business, its primary competitors are national, regional, and local software publishers who license their products to individual owners, fee management companies, institutions, corporations, and real estate investment trusts.

OVERALL: Some of these competitors are larger and have greater financial, marketing, and personnel resources than the Company. There are also a number of larger software companies that have greater resources than the Company and may have the technological ability to develop products similar to those offered by the Company. Competition is on the basis of price, service, support, reliability, product capability, technology, experience, and commitment to automation. The Company believes that it competes effectively in all of these respects and that a greater percentage of complex tax returns are produced, and multifamily properties are managed, through the use of its software than any of its competitors. The Company believes that it is a leading supplier of income tax automation software and related services to national public accounting firms, corporations, and the banking industry, and is a leading supplier of property management and accounting automation software and related services to national, regional, and local entities which engage in the ownership and management of multifamily properties.


(M)     RESEARCH AND DEVELOPMENT

This information is set forth in Note 2 in the Notes to Consolidated Financial Statements in Item 8.


(N)     ENVIRONMENTAL CONTROL

Compliance with environmental regulations does not materially affect the Company's capital expenditures, earnings, or competitive position.


(O)     EMPLOYEES

At December 31, 1995, the Company employed 946 regular full-time employees, including many who are highly skilled. The Company also employs more than 100 temporary employees in operations and customer service functions during its peak tax processing season. None of the Company's employees is represented by a union. The Company considers the relations with its employees to be good.


ITEM 2. PROPERTIES

The Company owns approximately 41 acres of land in Carrollton, Texas, where its corporate office is located. The facility presently occupies approximately 27 acres and contains approximately 403,000 square feet, which provides for the Company's current and foreseeable future usage requirements.

The Company also owns 19 acres of undeveloped land in Mesquite, Texas.

The Company leases office space in approximately 13 cities throughout the United States, primarily for sales and service personnel. The Company believes that all its facilities are suitable for the types of activities performed. The leases run for various terms with the longest term expiring in 2000.


ITEM 3. LEGAL PROCEEDINGS

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1995.

Note: The information provided pursuant to Item 10 of this Report is deemed to be also included in Part I hereof to the extent required by the rules and regulations of the Securities and Exchange Commission.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF COMMON STOCK

The Company's common stock trades on the Nasdaq National Market under the symbol CLRI. The following stock prices reflect high and low sales prices for 1995 and 1994 as reported by The Nasdaq Stock Market.

-------------------------------------
                         1995
-------------------------------------
                    High       Low
-------------------------------------
First quarter     $ 12      $  7 1/2
Second quarter      10 1/2     7 1/4
Third quarter       12 3/8     9 1/4
Fourth quarter      15        11 1/4
-------------------------------------
                         1994
-------------------------------------
                    High       Low
-------------------------------------
First quarter     $ 10 1/4  $  7
Second quarter       7 3/4     6 3/4
Third quarter        9         7 1/4
Fourth quarter      12 1/2     8 1/4
-------------------------------------

There were approximately 445 and 500 shareholders of record of common stock as of February 23, 1996, and February 10, 1995, respectively.



CASH DIVIDENDS

                    1995      1994
-------------------------------------
First quarter     $ 0.10    $ 0.08
Second quarter      0.10      0.08
Third quarter       0.10      0.10
Fourth quarter      0.10      0.10
-------------------------------------

The Board of Directors of the Company, at its February 1996 meeting, declared a dividend for the first quarter of 1996 at a rate of $0.10 per share. Future dividends may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.

ITEM 6. SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL INFORMATION

                                        Years Ended December 31
--------------------------------------------------------------------------------
(In thousands, except
 per share amounts)         1995       1994       1993       1992       1991
--------------------------------------------------------------------------------
OPERATIONS STATEMENT DATA:
Revenues                  $ 110,703  $  99,068  $  98,852  $  97,675  $ 106,034
Costs and expenses:
 Cost of revenues            56,109     49,608     50,840     57,448     62,588
 Selling, general, and
  administrative             41,162     32,348     33,513     30,866     33,652
 Charge for purchased
  research and development    5,600         --         --         --         --
 Restructuring                   --         --         --         --      1,013
--------------------------------------------------------------------------------
   Total costs and expenses 102,871     81,956     84,353     88,314     97,253
--------------------------------------------------------------------------------
Operating income              7,832     17,112     14,499      9,361      8,781
Interest income               1,925      1,020        562        334        532
Interest expense                  8        330        736      1,159      2,245
Other (loss) gain, net         (626)       315       (202)    (1,876)         7
--------------------------------------------------------------------------------
Income from continuing oper-
 ations before income taxes   9,123     18,117     14,123      6,660      7,075
Provision for income taxes    2,264      7,095      5,401      1,964      2,809
--------------------------------------------------------------------------------
Income from continuing
 operations                   6,859     11,022      8,722      4,696      4,266
Discontinued operations:
 Income (loss) from dis-
  continued operations,
  net of tax                     76        321       (176)       812       (417)
 Gain on disposal of dis-
  continued operations,
  net of tax                  4,720         --         --         --         --
--------------------------------------------------------------------------------
Income before extraordinary
 item and cumulative effect
 of accounting change        11,655     11,343      8,546      5,508      3,849
Extraordinary gain, net
 of tax                          --         --         --      1,084         --
Cumulative effect of
 accounting change               --         --         --      5,694         --
--------------------------------------------------------------------------------
Net income                $  11,655  $  11,343  $   8,546  $  12,286  $   3,849
--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

                 CONSOLIDATED FINANCIAL INFORMATION (CONCLUDED)

                                        Years Ended December 31
--------------------------------------------------------------------------------
(In thousands, except
 per share amounts)         1995       1994       1993       1992       1991
--------------------------------------------------------------------------------
Earnings per share from
 continuing operations    $    0.48  $    0.77  $    0.62  $    0.34  $    0.31
Earnings (loss) per share
 from discontinued
 operations               $    0.33  $    0.02  $   (0.01) $    0.06  $   (0.03)
Earnings per share before
 extraordinary item and
 cumulative effect of
 accounting change        $    0.81  $    0.79  $    0.61  $    0.40  $    0.28
Earnings per share        $    0.81  $    0.79  $    0.61  $    0.89  $    0.28
--------------------------------------------------------------------------------
Dividends per share       $    0.40  $    0.36  $    0.28  $    0.16  $    0.08
Weighted average number
 of common and common
 equivalent shares
 outstanding                 14,434     14,280     14,066     13,796     13,771
--------------------------------------------------------------------------------


                                               December 31
--------------------------------------------------------------------------------
(In thousands)              1995       1994       1993       1992       1991
--------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets              $  99,060  $  84,093  $  79,686  $  73,077  $  79,431
Long-term debt, including
 current portion          $   1,687  $      --  $   8,494  $   7,883  $  19,288
Shareholders' equity      $  65,549  $  58,319  $  51,467  $  46,522  $  36,415
--------------------------------------------------------------------------------


    SEE ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS AND ITEM 8 - FINANCIAL
                       STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED STATEMENTS OF INCOME EXPRESSED AS A PERCENTAGE OF REVENUES.

                                           Percentage of Total Revenues
                                     ----------------------------------------
                                              Years Ended December 31
                                     ----------------------------------------
                                       1995            1994            1993
-----------------------------------------------------------------------------
Revenues                              100.0 %         100.0 %         100.0 %
Costs and expenses:
 Cost of revenues                      50.7            50.1            51.4
 Selling, general, and administrative  37.2            32.6            33.9
 Charge for purchased research and
  development                           5.0              --              --
-----------------------------------------------------------------------------
Total costs and expenses               92.9            82.7            85.3
-----------------------------------------------------------------------------
Operating income                        7.1            17.3            14.7
Interest income                         1.7             1.0             0.5
Interest expense                         --             0.3             0.7
Other (loss) gain, net                 (0.6)            0.3            (0.2)
-----------------------------------------------------------------------------
Income from continuing operations
 before taxes                           8.2            18.3            14.3
Provision for income taxes              2.0             7.2             5.5
-----------------------------------------------------------------------------
Income from continuing operations       6.2            11.1             8.8
Discontinued operations:
 Income (loss) from discontinued
  operations, net of taxes              0.1             0.3            (0.2)
 Gain on disposal of discontinued
  operations, net of taxes              4.2              --              --
-----------------------------------------------------------------------------
Net income                             10.5 %          11.4 %           8.6 %
=============================================================================

COMPANY ACTIVITIES. In 1994 and 1995, the Company made four acquisitions. In December 1994, the Company acquired assets formerly owned by Prentice-Hall Professional Software, Inc. ("PHPS"). In April 1995, the Company acquired the auditing software product line and customer base of Sequel/McGladrey Software, followed in June, by the purchase of a residential property management software line and customer base from Rent Roll, Inc. ("Rent Roll"). The latest acquisition came in the fourth quarter of 1995, when the Company acquired the assets and tax compliance software business of Price Waterhouse LLP, which operated under the trade name "TMS."

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), reported previously as the electronic form systems business segment. All periods have been restated to reflect discontinued operations.

In an effort to continue to improve operating profits and grow revenues, the Company made three strategic acquisitions during 1995 which are discussed above, and completed three other acquisitions in the first month of 1996. The acquisitions completed in January 1996 include 100% of the capital stock of Credit Interfaces, Inc., a consumer reporting agency under the Fair Credit Reporting Act, which sells applicant screening and other information services to multifamily property management and development companies, along with substantially all of the assets of Project Data Systems, Inc., which sells residential property management software and services to multifamily property management and development companies. These two acquisitions will add to the real estate software base established in 1994 and 1995 with acquisitions from PHPS and Rent Roll. The Company also acquired substantially all of the assets of E.F. Haskell & Associates, Inc., which markets practice management and write-up software to the accounting industry.

1995 COMPARED WITH 1994.   Revenues increased $11.6 million or 12% to $110.7
million in 1995 from $99.1 million in 1994. Acquisitions, which are discussed below, accounted for approximately 80% of the increase accompanied by an 8% increase in bank market revenues due to continued product success. The increases were offset by a decrease in revenue from national accounting firms due to continued price erosion due to competitive pressures, and from lower government revenue because the renewal options of a contract awarded in 1994, affected revenues to a lesser extent in the current year.

Cost of revenues were $56.1 million or 50.7% of revenues in 1995 compared to $49.6 million or 50.1% of revenues in 1994. The increase is primarily attributable to acquisitions made in 1995, along with increases in net product development (see below). The increases were offset by a decrease in maintenance expense which is due to out-sourcing of the maintenance service, as previously discussed in the first quarter Form 10-Q.

Total product development expenditures increased by $6.9 million to $29.5 million in 1995 from $22.6 million in 1994. Approximately 40% of the increase was capitalized, with the net expense increasing by $4.1 million. As discussed last year, the increase is due to the Company's commitment to increase its product development related to InSource and the conversion of certain tax applications to a Microsoft Windows client/server platform.

Selling, general and administrative expenses were $41.2 million or 37.2% of revenues in 1995 compared to $32.3 million or 32.6% of revenues in 1994. As with cost of revenues, the increase is primarily attributable to acquisitions made in 1995, along with a comparative increase in administrative expenses as a result of the allocation of certain administrative expenses to the EFS business segment in 1994.

Acquisitions accounted for 95% of the increase in cost of revenues and selling, general, and administrative expenses from 1994 to 1995.

In December 1995, the Company expensed $5.6 million of in-process research and development ("R&D") costs identified from the TMS acquisition. It was determined that the R&D had not reached technological feasibility and had no alternative future use; therefore, it was charged to operations at acquisition.

The TMS business acquired in the fourth quarter of 1995 reduced operating profits by a total of $10.7 million, of which $5.1 million is a result of the deferral of TMS revenue into 1996 pursuant to the Company's revenue recognition practices, and the accrual of certain fees associated with the acquisition. The remaining $5.6 million is related to the R&D write-off described above.

Operating profits decreased by $9.3 million to $7.8 million in 1995 from $17.1 million in 1994. The decrease is primarily due to the $10.7 million of losses and charges from the TMS business as described above. To a lesser extent, the decrease was affected by the inability to allocate administrative expenses to the EFS segment, decreased profit from the government contract, and from corporations. These decreases were offset by increased profits from banks and regional accounting firms and profits from other acquisitions made in 1994 and 1995.

Interest income increased from 1994 primarily due to higher balances of cash equivalents and short-term investments. Interest expense declined due to the reduced average debt level.

The income tax provision for 1995 was $2.3 million compared to $7.1 million in 1994. For an analysis of income taxes, see Note 9 in the Notes to Consolidated Financial Statements.

The Company's operating results from discontinued operations, net of income tax effect, was income of $76,000 for 1995, as compared to income of approximately $321,000 for 1994. A portion of the operating expenses allocated to this business segment in the past continue to be reported by the Company. A gain of $4.7 million, net of income taxes, on the sale of EFS was recorded during the second quarter of 1995. For additional information, see Note 11 in the Notes to Consolidated Financial Statements.

In 1996 the Company expects increased revenues of approximately 25% to 30%, which is primarily attributable to the various acquisitions made in 1995 and early 1996. Year-to-year profits, excluding the TMS charge, are expected to grow at a slower pace than revenues due to higher expense levels needed to achieve a smooth assimilation of acquisitions made in the last twelve months. Due to the timing of revenue recognition from TMS and the higher expense levels referred to above, the Company expects to report reduced profits in the first quarter of 1996 compared to the same period in 1995. For the year of 1995, the Company realized a tax benefit from research and development tax credits in the amount of $1.4 million (see Note 9 in the Notes to Consolidated Financial Statements). This benefit will be substantially lower, or non-existent, in 1996 depending upon when, and if, Congress extends the research tax credit.

1994 COMPARED WITH 1993. Revenues were $99.1 million in 1994 compared to $98.9 million in 1993. Revenues from corporations and the government increased by 16% due to the new corporate InSource product, generally higher software sales to corporations, and revenue recognized pursuant to a government contract. This new contract has renewal options in each of the next two years. Additionally, sales to banks increased 4% due to continued product success. Offsetting the overall increase in tax business segment revenues was a 9% decline in revenues from accounting firms primarily due to lower prices resulting from continuing competitive pressures.

The Company's 1994 revenues include approximately $1.7 million from the former Prentice-Hall Professional Software, Inc. operation ("PHPS"). PHPS monthly revenues are not expected to remain at this level due to seasonality, which produces higher revenues in the fourth quarter.

Cost of revenues decreased $1.2 million to $49.6 million or 50.1% of revenues in 1994 from $50.8 million or 51.4% of revenues in 1993. Lower expenses in 1994 were primarily due to the Company's continued re-engineering and cost reduction programs. The decline in costs was also due to lower systems sales since the Company's cost of revenues are substantially greater on systems sales than on service and software sales. Included in 1994 cost of revenues was a $445,000 fourth quarter charge related to spare parts inventory valuation.

Total product development expenditures increased by approximately $3.0 million to $22.6 million in 1994 from $19.6 million in 1993. Approximately half of the increase was capitalized, with the net expense increasing $1.5 million. Generally, new products, not price increases generate revenue growth. Consequently, success comes from enhancing features of existing products and developing new products that meet clients' changing needs. Development of Microsoft Windows client/server applications, particularly the Company's InSource product family, have required considerably more resources than originally planned. Such development is important to future revenue streams and must be accelerated.

Selling, general, and administrative expenses were approximately $32.3 million or 32.6% of revenues in 1994 compared to $33.5 million or 33.9% of revenues in 1993. The decrease is primarily due to the Company's continued re-engineering and cost reduction programs.

Operating profits increased by $2.6 million to $17.1 million in 1994 from $14.5 million in 1993 primarily due to the increase in revenues from corporations and banks, combined with the re-engineering and cost reduction programs.

In an effort to continue to improve operating profits and grow revenues, the Company developed a new government group in 1994 with the license of sophisticated tax audit assistance software to the federal government. Additionally, PHPS was acquired in 1994 primarily to strengthen the Company's position among small- and medium-sized accounting firms.

Interest income increased from 1993 due to higher balances of cash equivalents and short-term investments in 1994. Interest expense declined from 1993 due to reduced debt levels. Gain on disposals of property and equipment increased from 1993 due to the sale of land and equipment in 1994.

The income tax provision for 1994 was $7.1 million compared to $5.4 million in 1993. For an analysis of income taxes, see Note 9 in the Notes to Consolidated Financial Statements.

Net income for 1994 increased by $2.8 million to $11.3 million or $0.79 per share from $8.5 million or $0.61 per share in 1993.

SELECTED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)

                                                1995 (A)
--------------------------------------------------------------------------------
                           First     Second      Third     Fourth
(In thousands, except     Quarter    Quarter    Quarter    Quarter    Total
 per share amounts)                    (B)                   (C)
--------------------------------------------------------------------------------
Revenues                 $  32,233  $  21,123  $  22,441  $  34,906  $ 110,703
Percent of 1995 total
 revenues                       29%        19%        20%        32%       100%
Operating income (loss)      8,849        777      1,117     (2,911)     7,832
Discontinued operations         91      4,705         --         --      4,796
Net income (loss)            6,276      5,489      1,098     (1,208)    11,655
Earnings (loss) per share     0.44       0.38       0.08      (0.09)      0.81
--------------------------------------------------------------------------------

                                                1994 (A)
--------------------------------------------------------------------------------
                           First     Second      Third     Fourth
(In thousands, except     Quarter    Quarter    Quarter    Quarter    Total
 per share amounts)                                          (D)
--------------------------------------------------------------------------------
Revenues                 $  29,681  $  19,462  $  21,679  $  28,246  $  99,068
Percent of 1994 total
 revenues                       30%        20%        22%        28%       100%
Operating income             8,009      2,165      2,830      4,108     17,112
Discontinued operations         70        225        518       (492)       321
Net income                   5,365      1,638      2,330      2,010     11,343
Earnings per share            0.38       0.11       0.16       0.14       0.79
--------------------------------------------------------------------------------

SEE ALSO SEASONALITY OF QUARTERLY RESULTS.


(A)During the second quarter of 1995, the Company sold substantially all of the assets of a wholly-owned subsidiary. The operating results of the subsidiary have been treated as discontinued operations, and previously issued financial statements have been restated to conform to this presentation. Included in second quarter discontinued operations is a gain of $4.7 million, net of taxes. See Note 11 under Notes to Consolidated Financial Statements.

(B)During the second quarter, the Company made two acquisitions totaling approximately $6.8 million. The results of their operations have been included in the Company's Consolidated Financial Statements beginning at their respective acquisition dates. See Note 3 under Notes to Consolidated Financial Statements.

(C)During the fourth quarter, the Company acquired substantially all of the assets of the corporate tax compliance software business of Price Waterhouse LLP, and accordingly, the results of its operations have been included in the Company's Consolidated Financial Statements beginning in November 1995. The total operating losses and other acquisition related charges incurred in connection with the acquisition were $10.7 million which includes a $5.6 million write-off of research and development. See Note 3 under Notes to Consolidated Financial Statements.

(D)Effective December 1, 1994, the Company acquired substantially all of the assets of Prentice-Hall Professional Software, Inc., and accordingly, the results of its operations have been included in the Company's Consolidated Financial Statements beginning in December 1994. See Note 3 under Notes to Consolidated Financial Statements.


SEASONALITY OF QUARTERLY RESULTS. The Company's revenues from tax products and services are seasonal, with a larger percentage realized in the first and fourth quarters. This seasonality is attributable to the nature of the tax business, since the primary tax filing dates are in the first half of the year, and clients are preparing for the upcoming tax season in the fourth quarter. Though the Company has continued to transition its clients to site-license agreements under which revenue is recognized evenly over the annual contract period, there continues to be some seasonal variation.

The Company's revenues from real estate software are not affected by seasonality.

INFLATION. Certain costs incurred by the Company, such as labor and financing costs, are significantly affected by inflationary factors. Historically, the Company has been able to offset inflationary cost increases through production efficiencies and technological advances.

LIQUIDITY AND CAPITAL RESOURCES. The net change in cash and cash equivalents was $3.6 million higher in 1995 compared to 1994 due to decreased cash used by investing activities of $1.5 million, plus decreased cash used by financing activities of $8.0 million offset by decreased cash provided by operations of $5.9 million. The decrease in cash provided by operating activities was primarily attributable to net working capital fluctuations associated with certain acquisitions. Cash used by investing activities decreased primarily due to lower purchases of short-term investments plus $3.5 million of net proceeds from the sale of discontinued operations, offset by $16.2 million of acquisitions and increased capital expenditures and capitalized software additions. Cash used by financing activities decreased from 1994 primarily due to the lower debt obligations.

The net change in cash and cash equivalents was $2.8 million higher in 1994 compared to 1993 due to increased cash from operations of $2.0 million and decreased cash used by investing activities of $9.3 million, offset by increased cash used by financing activities of $8.5 million. The increase in cash provided by operating activities was attributable to the continuing decline in total costs and expenses in 1994 and net working capital fluctuations in the ordinary course of business. Cash used by investing activities decreased primarily due to higher sales of short-term investments of $14.4 million offset by the $4.3 million PHPS acquisition and increased capitalized software additions in 1994. Cash used by financing activities increased from 1993 primarily due to the early repayment of debt and higher dividend payments in 1994 coupled with the receipt of $6.0 million in loan proceeds in 1993 offset by net line of credit payments in 1993.

The Company made investments in property and equipment of $5.4 million during 1995 compared to $4.2 million during 1994 and $4.9 million in 1993. At December 31, 1995, the Company had no material capital commitments and it is anticipated that investments in property and equipment will be approximately $7.0 million in 1996.

During 1995, the Company capitalized $7.1 million of software development costs compared to $4.2 million in 1994 and $2.8 million in 1993. The Company capitalized more software development costs in 1995 due to the accelerated development of Microsoft Windows based products and conversion of software products acquired. The Company expects to increase the capitalized software development costs in 1996 to approximately $8.0 million. The capitalization is due to the continuing conversion of software products acquired in 1995 and early 1996 along with the ongoing Microsoft Windows development.

During 1995, the Company had a maximum line of credit commitment from two banks of $12.0 million. On December 21, 1995, the Company entered into a $20.0 million revolving credit/term facility which replaced the $12.0 million line of credit commitment (see discussion at Note 7 in the Notes to Consolidated Financial Statements). At December 31, 1995, there were no borrowings outstanding under either facility and the entire $20.0 million was available to the Company.

At December 31, 1995, the Company had a $1.7 million long-term debt obligation and no capital lease obligations. For further discussion, see Note 7 in the Notes to Consolidated Financial Statements. The Company had no long-term debt or capital lease obligations at December 31, 1994, due to scheduled reductions in borrowings and the early repayment of debt in the second quarter of 1994.

At its February 22, 1996, meeting, the Board of Directors declared a dividend for the first quarter of 1996 at a rate of $0.10 per share.

SAFE HARBOR STATEMENT. Statements in the Company's Securities and Exchange Commission filings which are not historical facts are forward looking statements that are subject to risks and uncertainties which may cause actual future results or events to vary materially from such forward looking statements. Such risks and uncertainties, include, but are not limited to, the following:

o the ability and willingness of licensees of the Company's products to substitute other products for the products of the Company;

o a change in the perceived absolute overall value or comparative relative value (including features, quality and pricing) of the Company's products by current and/or potential licensees;

o the acquisition of electronic tax compliance products by huge, multinational conglomerates such as The Thomson Corporation (SCS Compute) and Wolters Kluwer NV (CCH Incorporated) and the continued publication of electronic tax compliance products by massive international accounting firms such as Arthur Andersen;

o the pricing and technology strategies of these and other competitors;

o changes in generally accepted accounting principals and practices;

o difficulties in obtaining and recognizing revenue from clients added through acquisitions;

o changes in tax rates applicable to the Company;

o changes in the Internal Revenue Code and various state tax which reduce the complexity of the tax return preparation process, including, without limitation, the risk that one of the various "flat tax" proposals will be enacted, could have a negative effect on demand for electronic tax compliance products such as those produced by the Company;

o difficulties in obtaining labor, equipment, raw materials, supplies, power, and natural resources needed to produce and distribute the Company's products;

o general difficulties, delays, and cost overruns associated with the design, development, testing, and distribution of the Company's new and existing products and changes in platform, including, but not limited to, a failure to complete, test, and ship new products when anticipated;

o the Company's strategic decision to undertake a higher than historical number of acquisitions and the related risks and uncertainties associated with merging business cultures, merging technologies, retaining key employees and consultants, retaining licensees, controlling expenses associated with integrating previously separate businesses, and discovery of unanticipated obligations and liabilities;

o the Company's ability to identify attractive acquisition targets, to negotiate mutually acceptable terms, conditions and purchase prices, and to obtain the funds necessary to effectuate a transaction;

o the costs and other potential effects associated with legal and administrative proceedings and cases brought by or against the Company; and

o developments or assertions by or against the Company relating to intellectual property rights and intellectual property licenses, including, but not limited to, the ability of the Company to obtain appropriate software patents and the need for the Company to obtain software patent licenses in order to produce its products.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            December 31
--------------------------------------------------------------------------------
(In thousands)                                           1995           1994
--------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                            $  13,641      $   6,252
 Short-term investments                                      --         10,661
 Accounts receivable, less allowance for doubtful
  accounts of $608 and $605 at December 31, 1995,
  and 1994, respectively                                 26,615         19,652
 Other current assets                                     3,677          3,698
 Net current assets of discontinued operations               --          1,991
--------------------------------------------------------------------------------
   Total current assets                                  43,933         42,254
--------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST:
 Land                                                     2,584          3,077
 Buildings and improvements                              16,787         16,909
 Data processing equipment                               32,010         31,781
 Furniture, fixtures, and equipment                       8,608          8,203
--------------------------------------------------------------------------------
                                                         59,989         59,970
 Less accumulated depreciation                           39,527         38,983
--------------------------------------------------------------------------------
   Net property and equipment                            20,462         20,987
--------------------------------------------------------------------------------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortization of
  $21,874 and $17,508 at December 31, 1995,
  and 1994, respectively                                 20,087         13,367
 Intangibles and other assets, net of accumulated
  amortization of $5,219 and $3,879 at
  December 31, 1995, and 1994, respectively              14,578          6,510
 Net noncurrent assets of discontinued operations            --            975
--------------------------------------------------------------------------------
   Total other noncurrent assets                         34,665         20,852
--------------------------------------------------------------------------------
Total assets                                          $  99,060      $  84,093
================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                            December 31
--------------------------------------------------------------------------------
(In thousands, except per share amounts)                 1995           1994
--------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Current portion of long-term debt                    $     750      $      --
 Accounts payable                                         1,549          3,052
 Accrued compensation, payroll taxes, and benefits        8,634          6,846
 Deferred revenue                                        10,296          4,221
 Accrued support                                          3,214          2,787
 Other current liabilities                                6,393          4,220
--------------------------------------------------------------------------------
   Total current liabilities                             30,836         21,126
--------------------------------------------------------------------------------
NONCURRENT LIABILITIES:
 Long-term debt                                             937             --
 Deferred income taxes and other liabilities              1,738          4,648
--------------------------------------------------------------------------------
   Total noncurrent liabilities                           2,675          4,648
--------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                --             --
--------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par value, 10,000
  shares authorized; none outstanding                        --             --
 Common stock, $0.01 per share par value, 40,000
  shares authorized; 14,942 and 14,756 shares
  issued at December 31, 1995, and 1994,
  respectively                                              149            147
 Capital in excess of par value                          33,271         32,086
 Retained earnings                                       37,395         31,352
 Treasury stock at cost, 810 shares                      (5,266)        (5,266)
--------------------------------------------------------------------------------
   Total shareholders' equity                            65,549         58,319
--------------------------------------------------------------------------------
Total liabilities and shareholders' equity            $  99,060      $  84,093
================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(In thousands, except per share amounts)        1995        1994        1993
--------------------------------------------------------------------------------
Revenues                                     $ 110,703   $  99,068   $  98,852

Costs and expenses:
 Cost of revenues                               56,109      49,608      50,840
 Selling, general, and administrative           41,162      32,348      33,513
 Charge for purchased research and
  development                                    5,600          --          --
--------------------------------------------------------------------------------
   Total costs and expenses                    102,871      81,956      84,353
--------------------------------------------------------------------------------
Operating income                                 7,832      17,112      14,499
Interest income                                  1,925       1,020         562
Interest expense                                     8         330         736
Other (loss) gain, net                            (626)        315        (202)
--------------------------------------------------------------------------------
Income from continuing operations
 before income taxes                             9,123      18,117      14,123
Provision for income taxes                       2,264       7,095       5,401
--------------------------------------------------------------------------------
Income from continuing operations                6,859      11,022       8,722
Discontinued operations:
 Income (loss) from discontinued
  operations, net of tax                            76         321        (176)
 Gain on disposal of discontinued
  operations, net of tax                         4,720          --          --
--------------------------------------------------------------------------------
Net income                                   $  11,655   $  11,343   $   8,546
================================================================================

Earnings per share from continuing
 operations                                  $    0.48   $    0.77   $    0.62
Earnings (loss) per share from
 discontinued operations                          0.33        0.02       (0.01)
--------------------------------------------------------------------------------
Earnings per share                           $    0.81   $    0.79   $    0.61
================================================================================

Weighted average number of common and
 common equivalent shares outstanding           14,434      14,280      14,066
--------------------------------------------------------------------------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COMPUTER LANGUAGE RESEARCH, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                        Years Ended 1995, 1994, and 1993
--------------------------------------------------------------------------------
                        Common Stock
                        ------------
                                        Capital in
(In thousands, except  Number of  Par   Excess of  Retained
 per share amounts)     Shares   Value  Par Value  Earnings  Treasury   Total
--------------------------------------------------------------------------------
Balance at
 December 31, 1992      14,601   $146   $ 31,295   $ 20,336  $(5,255) $ 46,522
  Net income                --     --         --      8,546       --     8,546
  Dividends ($0.28
   per share)               --     --         --     (3,866)      --    (3,866)
  Shares exercised
   under:
    Stock options           54      1        264         --       --       265
--------------------------------------------------------------------------------
Balance at
 December 31, 1993      14,655   $147   $ 31,559   $ 25,016  $(5,255) $ 51,467
  Net income                --     --         --     11,343       --    11,343
  Dividends ($0.36
   per share)               --     --         --     (5,007)      --    (5,007)
  Shares exercised
   under:
    Stock options          101     --        527         --      (11)      516
--------------------------------------------------------------------------------
Balance at
 December 31, 1994      14,756   $147   $ 32,086   $ 31,352  $(5,266) $ 58,319
  Net income                --     --         --     11,655       --    11,655
  Dividends ($0.40
   per share)               --     --         --     (5,612)      --    (5,612)
  Shares exercised
   under:
    Stock options          186      2      1,185         --       --     1,187
--------------------------------------------------------------------------------
Balance at
 December 31, 1995      14,942   $149   $ 33,271   $ 37,395  $(5,266) $ 65,549
================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(In thousands)                                  1995        1994        1993
--------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Income from continuing operations           $   6,859   $  11,022   $   8,722
 Adjustments to reconcile income to net
  cash provided by operating activities:
   Depreciation and amortization                12,857      10,636      11,197
   Other loss (gain), net                          626        (315)        202
   Charge for purchased research and
    development                                  5,600          --          --
   Changes in assets and liabilities,
    net of effect of acquisitions and
    sale of discontinued operations:
     (Increase) decrease in accounts
      receivable                                (6,510)        250         874
     Decrease in other current assets               51         825       1,765
     Decrease (increase) in other assets           142         194        (260)
     (Decrease) increase in accounts
      payable                                   (1,503)        875        (885)
     Increase in accrued compensation,
      payroll taxes, and benefits                1,378       2,130       1,176
     Increase in deferred revenue                6,531         662         434
     (Decrease) increase in accrued
      support                                   (2,124)       (114)        416
     (Decrease) increase in other
      current liabilities                         (904)     (1,244)      1,038
     (Decrease) increase in deferred income
      taxes and other liabilities               (2,910)        863         374
     Cash provided by discontinued
      operations                                 1,318       1,599         302
--------------------------------------------------------------------------------
       Net cash provided by operating
        activities                              21,411      27,383      25,355
--------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchases of short-term investments              (160)    (16,771)    (16,263)
 Proceeds from sale of short-term
  investments                                   16,821      18,373       4,000
 Disposals of property and equipment               229       1,009         384
 Net proceeds from sale of discontinued
  operations                                     3,497          --          --
 Capital expenditures                           (5,426)     (4,188)     (4,895)
 Additions to software                          (7,809)     (4,693)     (3,046)
 Cash paid for acquisitions                    (16,186)     (4,300)         --
--------------------------------------------------------------------------------
       Net cash used in investing
        activities                              (9,034)    (10,570)    (19,820)
--------------------------------------------------------------------------------

                        COMPUTER LANGUAGE RESEARCH, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONCLUDED)

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(In thousands)                                  1995        1994        1993
--------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Payments of short-term notes payable               --          --      (4,100)
 Proceeds from issuance of short-term
  notes payable                                     --          --       2,600
 Payments on long-term debt and capital
  lease obligations                               (563)     (8,494)     (5,389)
 Proceeds from issuance of long-term debt           --          --       6,000
 Proceeds from issuance of common stock          1,187         516         265
 Payments of dividends                          (5,612)     (5,007)     (3,866)
--------------------------------------------------------------------------------
       Net cash used in financing
        activities                              (4,988)    (12,985)     (4,490)
--------------------------------------------------------------------------------
NET INCREASE IN CASH AND CASH EQUIVALENTS        7,389       3,828       1,045
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                         6,252       2,424       1,379
--------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR     $  13,641   $   6,252   $   2,424
================================================================================


                SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                   Years Ended December 31
--------------------------------------------------------------------------------
(In thousands)                                  1995        1994        1993
--------------------------------------------------------------------------------
Cash payments for:
 Interest (net of amounts capitalized)       $       8   $     399   $     790
 Income taxes (net of refunds)               $   6,851   $   7,583   $   3,820
================================================================================


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DECEMBER 31, 1995


NOTE 1. ORGANIZATION

The Company is headquartered in Carrollton, Texas, and maintains sales and support facilities throughout the United States. The Company provides tax and accounting software to accounting firms, banks, corporations, and partnerships under the trade name Fast-Tax. The Company also develops and markets residential real estate property management software to large property management firms and owners of multifamily apartment complexes under the trade names Rent Roll and OnSite.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Computer Language Research, Inc. and all wholly-owned subsidiaries (combined, the "Company"). All intercompany transactions and balances have been eliminated.

USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS - Certain amounts for the prior years have been reclassified to conform to the current year's presentation.

DISCONTINUED OPERATIONS - In June 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS") (see Note 11). The operating results of EFS have been treated as discontinued operations, and previously published financial statements have been restated to conform with this presentation. The operating results of the subsidiary were reported as segment information in prior years.

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had cash equivalents of $12.6 million, $4.6 million, and $2.7 million at December 31, 1995, 1994, and 1993, respectively.

DEPRECIATION - Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

   Buildings and improvements             5-30 years
   Data processing equipment              2-5 years
   Furniture, fixtures, and equipment     5-10 years

Depreciation and amortization reported in the Consolidated Statements of Cash Flows also includes amortization of assets recorded under capital leases, and amortization of capitalized software and intangible assets.

SOFTWARE COSTS - Internally developed software costs are capitalized after the establishment of technological feasibility and are amortized over their estimated economic life, generally three years, commencing when each product is available for general release. Internally developed software costs capitalized, including interest, were $7.1 million, $4.2 million, and $2.8 million, in 1995, 1994, and 1993, respectively.

Amortization is based on the greater of a percentage of current product revenues to total estimated product revenues or straight-line over the expected life of the product. The Company recognized amortization expense applicable to internally developed software of $3.1 million, $2.6 million, and $1.7 million, during 1995, 1994, and 1993, respectively.

INTANGIBLE ASSETS - Intangible assets primarily represent costs allocated to customer lists, noncompete agreements, and other specifically identifiable assets arising from the acquisition of FTS Corporation in the third quarter of 1992, the acquisition of the assets of Prentice-Hall Professional Software, Inc. in the fourth quarter of 1994, and from three acquisitions made during 1995.
For detail, see Note 6. Intangible assets also include cost in excess of fair values of net assets acquired from these acquisitions. These assets are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets which range from 3 to 9 years. Amortization of intangible assets was $2.3 million, $1.5 million, and $1.4 million for the years ended December 31, 1995, 1994, and 1993, respectively.

The Company periodically reviews intangible assets to assess recoverability, and impairments would be recognized in operating results if a permanent reduction in value were to occur.

INCOME TAXES - The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. See also Note 9.

REVENUE RECOGNITION - The Company provides tax and accounting information software and services, and residential real estate property management software and services. Revenues from contracts based on a per return charge are recognized during the month in which the client's returns are processed. Revenues from site-license agreements are based on annual fees. These fees include tax processing, software, and support for the client throughout the year and are recognized ratably over the annual contract period. Sales of software and tax processing systems are recognized when shipped. Revenues for maintenance contracts are recognized ratably over the respective contract period.

IMPAIRMENT - In the fourth quarter of 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of " ("FAS121"). Impairment losses were not significant in 1995.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONCLUDED)

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred and consist principally of certain software development costs incurred prior to achieving technological feasibility. Research and development expenses were $3.8 million in 1995, $5.1 million in 1994, and $5.3 million in 1993.

EARNINGS PER SHARE - Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of certain outstanding stock options. No difference exists between primary and fully diluted earnings per share.


NOTE 3. ACQUISITIONS

On April 14, 1995, the Company purchased an auditing software product line and certain intangibles from Sequel/McGladrey Software for $4.0 million. The purchase price consisted of cash of $1.8 million and an unsecured note payable for $2.2 million. The purchase price was allocated primarily to intangible assets in the amount of $3.4 million (estimated fair value at date of acquisition), including $910,000 of cost in excess of fair values of net assets acquired which will be amortized over 5 years.

On June 16, 1995, the Company acquired substantially all of the assets of Rent Roll, Inc. ("Rent Roll") and its affiliates. Rent Roll markets residential property management software and services to multifamily property management and development companies. The purchase price was approximately $2.8 million consisting of cash of $2.2 million, the assumption of $76,000 in ongoing support obligations and a liability of $480,000 for noncompete agreements payable in annual installments over 4 years. The purchase price was allocated based on estimated fair values of assets and support obligations acquired at date of acquisition, including intangible assets of $1.1 million which will be amortized over 5 years. Such allocation did not result in cost in excess of fair values of net assets acquired.

Effective November 1, 1995, the Company acquired substantially all of the assets of the corporate tax compliance software business of Price Waterhouse LLP ("PW"). The purchase price of $14.4 million consisted of $11.5 million of cash paid at closing, accruals of a $410,000 liability for vacation and severance, and of $2.5 million in ongoing support obligations as a result of an agreement by the Company to provide software support and maintenance services on behalf of PW to certain PW licensees pursuant to software licenses not purchased by the Company. Based on appraised value, a portion of the purchase price was allocated to purchased research and development ("R&D") which had not reached technological feasibility and had no alternative future use. This allocation resulted in a $5.6 million charge to the Company's operations in the fourth quarter of 1995.

The remaining purchase price was allocated to software and intangibles, $2.4 million and $2.9 million, respectively, based on appraised value, $2.9 million to customer list and cost in excess of fair value of assets acquired, and $550,000 to furniture and fixtures based on estimated fair value. All purchased assets will be amortized/depreciated over five years.

NOTE 3. ACQUISITIONS (CONCLUDED)

The following unaudited pro forma summary presents the consolidated results of operations as if the acquisition had occurred as of the beginning of each year presented, after giving effect to certain adjustments which include amortization of assets acquired, a reduction of the support costs, an increase in consulting expense due to the agreement signed at acquisition (see Note 8), reductions in compensation and rent expense, decreased interest income due to acquisition costs, and the related income tax effects. The results do not include the $5.6 million charge for purchased R&D. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisition been made as of those dates, nor does it purport to represent future operations of the Company.

--------------------------------------------------------------------------------
(In thousands, except per
share amounts)                                              1995        1994
--------------------------------------------------------------------------------
Revenue                                                  $ 119,457   $ 107,996
Net Income                                                  10,128       4,467
Earnings per share                                       $    0.70   $    0.31
--------------------------------------------------------------------------------

Effective December 1, 1994, the Company acquired substantially all of the assets of Prentice-Hall Professional Software, Inc. ("PHPS"), a subsidiary of Simon & Schuster. PHPS is a supplier of audit and practice management software to CPA firms and a supplier of property management software for the residential real estate industry. The purchase price consisted of $5.0 million cash paid and the assumption of $2.2 million in on-going support obligations. The purchase price was allocated based on estimated fair values of assets and support obligations acquired at date of acquisition, including intangible assets of $1.0 million which will be amortized over 5 years. Such allocation did not result in cost in excess of fair values of net assets acquired.

All of the above acquisitions have been accounted for under the purchase method of accounting and accordingly, the results of their operations have been included in the Company's Consolidated Financial Statements since their respective acquisition dates.


NOTE 4. SHORT-TERM INVESTMENTS

The Company's cash equivalents and short-term investments are classified as available-for-sale securities. At December 31, 1995, and 1994, cash equivalents were invested in a money market mutual fund. At December 31, 1995, the Company had no short-term investments, and at December 31, 1994, short-term investments were invested in shares of a mutual fund. The investments are carried at cost which approximates fair value as determined by a quoted market price. The cost of securities sold is based on the average cost method. Gross sale proceeds from available-for-sale securities were $175.0 million, $103.3 million, and $96.2 million in 1995, 1994, and 1993, respectively. Realized and unrealized gains/losses were not significant for 1995, 1994, or 1993.

NOTE 5. RISK CONCENTRATION

The Company maintains cash and cash equivalents and short-term investments with various high quality financial institutions. Cash equivalents are invested in a money market mutual fund. Short-term investments are made in a publicly traded mutual fund. The Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company has not incurred losses related to these investments.

The Company has clients that are dispersed across different geographic areas and to a lesser extent among different industries. The Company has a heavy concentration of clients in accounting firms nationwide and maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

No single customer accounted for 10% or more of the Company's consolidated revenues in 1995, 1994, or 1993. The Company provides tax processing services, software, and support to each of the six largest accounting firms in the United States. While the loss of any one of these customers would not have a material adverse consequence to the Company, the loss of more than one of these customers could.


NOTE 6. INTANGIBLES AND OTHER ASSETS

--------------------------------------------------------------------------------
(In thousands)                                              1995        1994
--------------------------------------------------------------------------------
Customer lists                                           $   7,675   $   5,075
Noncompete agreements                                        3,445       3,345
Other intangibles                                            4,186       1,186
Cost in excess of fair values of
 net assets acquired                                         4,223         379
Other assets                                                   268         404
--------------------------------------------------------------------------------
                                                            19,797      10,389
Less accumulated amortization                                5,219       3,879
--------------------------------------------------------------------------------
                                                         $  14,578   $   6,510
--------------------------------------------------------------------------------


NOTE 7. LONG-TERM DEBT AND NOTES PAYABLE

On April 19, 1994, the Company elected an early payoff of a $3.5 million unsecured term loan which carried an interest rate equal to the lower of the interbank offering rate plus 1.5% or the prime rate. The early payoff of the term loan did not impact the Company's revolving credit loan and letter of credit facility discussed below.

During 1994 and 1995, the Company had an unsecured pari passu loan agreement (the "Agreement") with two banks which provided for both the term loan discussed above and a $12.0 million revolving credit loan and letter of credit facility. The available funds were based on eligible receivables and inventory. Under the terms of the Agreement, the rate of interest payable was the lesser of, at the Company's option, the interbank offering rate plus 0.875%, the prime rate, or the CD rate. The Company had no borrowings outstanding under the line at December 31, 1994 or 1995.

NOTE 7. LONG-TERM DEBT AND NOTES PAYABLE (CONCLUDED)

On December 21, 1995, the Company entered into an unsecured $20.0 million revolving credit/term facility which replaced the Agreement discussed above.
The facility will be fully revolving for two years, after which time the Company must begin quarterly principal payments equal to one sixteenth of the outstanding principal balance with all outstanding principal and interest due and payable in full on December 21, 2000. The rate of interest payable is the lesser of, at the Company's option, the prime rate or the interbank offering rate plus a margin, which is dependent on the Company's fixed charge coverage ratio and can range from 0.875% to 1.5%. The facility requires that if the outstanding balance exceeds $10.0 million at the end of a quarter, a $10.0 million portion will convert to a term loan and fully amortize over four years. The facility also provides for the Company to elect term loan conversions with a $5.0 million minimum, which will fully amortize over four years. The Company had no borrowings outstanding under the line at December 31, 1995.

At the lender's option, the revolving credit termination date and facility expiration date may be extended annually for one additional year. The agreement includes customary financial covenants requiring a minimum net worth, debt-to-worth, debt coverage and current ratios. The agreement also includes customary restrictions upon investments, indebtedness, and the sale of certain assets.

The long-term debt reflected on the balance sheet at December 31, 1995, consists of the unsecured note payable executed in connection with the Sequel/McGladrey software acquisition (see Note 3). Under the terms of the note, the Company is obligated to make quarterly principal payments of $187,500, plus interest at 9% per annum. The loan is due and payable in full on March 31, 1998.


NOTE 8. COMMITMENTS

Aggregate annual rental commitments at December 31, 1995, under operating leases with initial or remaining noncancelable lease terms greater than one year are:

--------------------------------------------------------------------------------
(In thousands)
--------------------------------------------------------------------------------
1996                               $ 1,113
1997                                   912
1998                                   241
1999                                   216
2000                                   162
--------------------------------------------------------------------------------
Total minimum lease payments       $ 2,644
--------------------------------------------------------------------------------

Rent expense was $2.0 million, $1.9 million, and $2.2 million in 1995, 1994, and 1993, respectively.

In December 1995, the Company entered into a five-year consulting services agreement with Price Waterhouse LLP ("PW"). Under the terms of the agreement, certain PW partners will be made available to the Company on a full-time basis to assist it in integrating the Company's corporate tax software compliance business (see Note 3). At December 31, 1995, the Company was committed to pay PW $8.6 million over the remainder of the five-year term for these services.

NOTE 8. COMMITMENTS (CONCLUDED)

Payments are generally ratable throughout the term, with somewhat heavier minimum requirements during the first two years. The agreement permits CLR to terminate all or a portion of PW's services for the remainder of the five-year term at anytime. Such termination(s) could reduce CLR's remaining obligations by up to $2.3 million and result in accelerated charges to expense.


NOTE 9. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995, and 1994, are as follows:

--------------------------------------------------------------------------------
(In thousands)                                               1995       1994
--------------------------------------------------------------------------------
Deferred tax liabilities:
 Tax depreciation in excess of book depreciation           $    456   $    713
 Software development costs capitalized for book              4,144      2,871
 Other                                                          670        859
--------------------------------------------------------------------------------
Total deferred tax liabilities                                5,270      4,443
--------------------------------------------------------------------------------
Deferred tax assets:
 Tax basis in excess of book basis in land                      730        557
 Cash basis adjustments for reserves                          2,788      2,529
 Uniform capitalization                                          --         28
 Amortization of intangibles                                  3,125         --
 Other                                                          349         59
--------------------------------------------------------------------------------
Total deferred tax assets                                     6,992      3,173
Valuation allowance for deferred tax assets                    (833)      (630)
--------------------------------------------------------------------------------
Net deferred tax assets                                       6,159      2,543
--------------------------------------------------------------------------------
Net deferred tax (assets) liabilities                      $   (889)  $  1,900
--------------------------------------------------------------------------------

Income tax expense has been allocated to:

--------------------------------------------------------------------------------
(In thousands)                                    1995       1994       1993
--------------------------------------------------------------------------------
Income from continuing operations               $  2,264   $  7,095   $  5,401
Income from discontinued operations                   36        197       (109)
Extraordinary gain                                 3,052         --         --
--------------------------------------------------------------------------------
Total                                           $  5,352   $  7,292   $  5,292
--------------------------------------------------------------------------------

NOTE 9. INCOME TAXES (CONCLUDED)

Significant components of the provision for income taxes attributable to continuing operations are as follows:

--------------------------------------------------------------------------------
(In thousands)                                    1995       1994       1993
--------------------------------------------------------------------------------
Current:
 Federal                                        $  3,990   $  6,014   $  4,726
 State                                               956        959        659
--------------------------------------------------------------------------------
Total current                                      4,946      6,973      5,385
--------------------------------------------------------------------------------
Deferred:
 Federal                                          (2,271)       109         14
 State                                              (411)        13          2
--------------------------------------------------------------------------------
Total deferred                                    (2,682)       122         16
--------------------------------------------------------------------------------
Total current and deferred                      $  2,264   $  7,095   $  5,401
--------------------------------------------------------------------------------

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

--------------------------------------------------------------------------------
(In thousands)                                    1995       1994       1993
--------------------------------------------------------------------------------
Tax at U.S. statutory rates                     $  3,193   $  6,325   $  4,852
State taxes                                          342        597        468
R&D tax credit                                    (1,353)        --         --
Increase in valuation allowance                      203         --         11
Other                                               (121)       173         70
--------------------------------------------------------------------------------
Income tax expense                              $  2,264   $  7,095   $  5,401
--------------------------------------------------------------------------------


NOTE 10. STOCK OPTIONS AND RESERVATIONS OF COMMON STOCK

In 1982, the shareholders of the Company adopted a stock option plan which provides for options to be granted to members of management and key nonmanagement employees of the Company for the purchase of common stock. The term of each option is determined at grant by the Board of Directors' Compensation Committee.

On April 27, 1993, the shareholders of the Company approved a proposal to amend the plan to extend the termination date by five years to December 31, 2002, and to increase the number of shares reserved for the plan by 375,000 shares.

On May 2, 1995, the shareholders of the Company approved a stock option plan which provides for options to be granted to non-employee directors of the Company for purchase of common stock. The plan provides that a maximum of 250,000 shares are available for the grant of options and terminates on August 4, 2004.

NOTE 10. STOCK OPTIONS AND RESERVATIONS OF COMMON STOCK (CONCLUDED)

The exercise price of the options is determined by the fair market value on the date of grant. Stock options currently outstanding under the plans become exercisable in 20% annual installments beginning in the year following the grant. Options outstanding which were exercisable amounted to 270,383 and 260,582 at December 31, 1995, and 1994, respectively.

Information with respect to these plans follows:

                            Management and Key Nonmanagement Employees
--------------------------------------------------------------------------------
                                 Price per                Number of
Options                            Share                   Shares
--------------------------------------------------------------------------------
Balance at Dec. 31, 1992       $3.56 - $5.38               569,250
 Granted                       $4.38 - $6.25               419,500
 Canceled                      $3.63 - $3.69                18,000
 Exercised                     $3.56 - $4.00                53,450
--------------------------------------------------------------------------------
Balance at Dec. 31, 1993       $3.56 - $6.25               917,300
 Granted                       $8.25 - $9.00               125,000
 Canceled                      $3.56 - $4.50                57,800
 Exercised                     $3.56 - $4.50               100,918
--------------------------------------------------------------------------------
Balance at Dec. 31, 1994       $3.56 - $9.00               883,582
 Granted                       $8.00 - $10.25              303,350
 Canceled                      $3.56 - $10.25               52,000
 Exercised                     $3.56 - $9.00               185,499
--------------------------------------------------------------------------------
Balance at Dec. 31, 1995       $3.56 - $10.25              949,433
--------------------------------------------------------------------------------
Shares reserved for options
 outstanding and future
 options at Dec. 31, 1995                                1,049,638
--------------------------------------------------------------------------------

                             Non-Employee Directors
                             ----------------------

In 1995 there were 50,000 options granted at $8.00-$9.75 per share. There were no shares canceled or exercised during 1995, and at December 31, 1995, shares reserved for options outstanding and future options were 250,000.


NOTE 11. DISCONTINUED OPERATIONS

In June 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), to Vanier Graphics Corporation, a wholly-owned subsidiary of American Business Products, Inc. ("ABP"). The Company retained the building which had been partially occupied by EFS. As consideration for the sale, the Company received cash of $3.0 million, shares of ABP common stock valued at $6.0 million and a receivable for approximately $800,000, which was paid in full by October 1995. The sale resulted in a gain of $4.7 million, net of taxes of $3.1 million.

NOTE 11. DISCONTINUED OPERATIONS (CONCLUDED)

The ABP common stock received was subsequently sold on the open market with an immaterial gain, and the proceeds are included in proceeds from sale of short-term investments on the Consolidated Statement of Cash Flows.


NOTE 12. SUBSEQUENT EVENTS

Subsequent to December 31, 1995, the Company completed three acquisitions at a total cost of approximately $8.0 million. The acquisitions, which were financed from the Company's cash flow, will be accounted for using the purchase method of accounting.

On January 4, 1996, the Company acquired all of the capital stock of Credit Interfaces, Inc., a privately held California corporation, which sells credit verification and other information services to multifamily property management and development companies. While the services will continue to be sold to customers on a stand-alone basis, Credit Interfaces' services will be integrated into the Company's existing residential property management software.

On January 5, 1996, the Company acquired substantially all of the assets of  E.
F. Haskell & Associates, Inc., a privately held Arizona corporation marketing practice management and write-up software to the accounting industry. The Company plans to enhance the practice management software to address the needs of medium to very large accounting firms.

On January 22, 1996, the Company acquired substantially all of the assets of Project Data Systems, Inc., a California business which supplies software and services for the compliance, tracking, and reporting requirements of affordable housing. This product will be added to the Company's residential property management software business.

Report of Ernst & Young LLP,
Independent Auditors



To the Board of Directors and Shareholders of Computer Language Research, Inc.



We have audited the accompanying consolidated balance sheets of Computer Language Research, Inc. (the "Company") as of December 31, 1995, and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1995, and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                            Ernst & Young LLP



Dallas, Texas
February 22, 1996

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the Company is incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1995.

Information concerning the executive officers of the Company is as follows:

                                                                    OFFICER
                                                                     SINCE
                          AGE           OFFICE                        DATE
                          ---           ------                      -------

     Robert H. Dilworth    49       Vice President,                   1995
                                    Business Development
                                    and Investor Relations

     Lynn J. Finlinson     48       President                         1996
                                    Rent Roll, Inc.

     Douglas H. Gross      52       Vice President,                   1990
                                    Secretary, and
                                    General Counsel

     M. Brian Healy        52       Group Vice President,             1989
                                    Finance and Administration
                                    and Chief Financial Officer

     Charles W. Hill       56       Controller and Treasurer          1987

     E. Dean Liles         54       President                         1993
                                    Fast-Tax Division

     Francis W. Winn       78       Chairman of the Board             1969

     Stephen T. Winn       49       President, Chief Executive        1971
                                    Officer, and Director


Mr. Dilworth joined the Company in May 1975 as a salesman serving in various sales and sales management positions and led the sales and marketing department of the Company's bank segment from June 1982 until January 1993. Mr. Dilworth was elected Vice President of the Bank segment in January 1992. In January 1993, Mr. Dilworth became the Vice President of Business Development and began the Company's strategic acquisition program and, in 1994, also assumed Investor Relations responsibilities. Prior to joining the Company, Mr. Dilworth served in various sales and sales management positions in other companies, including ATV Manufacturing, the Sauter Labs division of Hoffmann La-Roche, and EDS.

Lynn J. Finlinson serves as President of Rent Roll, Inc., which was acquired by CLR in June of 1995 and later incorporated as a wholly-owned subsidiary in December of that year. Mr. Finlinson has over 17 years of experience in the real estate industry including management, property development, investment, and software development. Prior to joining CLR, he was a founding owner and CEO of Rent Roll, Inc., a software and services provider to the multifamily housing management industry, for over eight years.

Mr. Gross joined the Company as General Counsel and was elected Secretary in March 1990; in February 1993, he was elected a Vice President. From September 1987 until joining Computer Language Research, Inc., he served as General Counsel to Redman Industries, the country's second largest builder of manufactured housing and a manufacturer of building products. From January 1986 until September 1987, he served as General Counsel to MidSouth Pepsi Bottling, Inc., the country's largest, privately held Pepsi-Cola franchisee. Prior to 1986 Mr. Gross served in the law departments of Westinghouse Electric Corporation and PepsiCo, Inc.

Mr. Healy, a Certified Public Accountant, joined the Company in August 1989 as Group Vice President of Finance and Administration and Chief Financial Officer. Prior to joining the Company, he was Senior Vice President and Chief Financial Officer at the Talent Tree Corporation, a temporary help firm, from 1988 to 1989. From 1985 to 1988, Mr. Healy was Vice President, Finance, and Chief Financial Officer for Redman Industries, the country's second largest builder of manufactured housing and a manufacturer of building products. For eleven years prior to 1985 he held various executive positions with Anthony Industries, Inc., a California-based manufacturer of recreational and industrial products.

Mr. Hill, a Certified Public Accountant, joined the Company in 1987. Prior to joining the Company, he was Senior Vice-President, Finance and Administration, with Peer Services, Inc., a banking data services company, for six years. He has served in various financial management positions in other companies including Audit Partner with Main, Hurdman and Co.

Mr. Liles joined the Company in August 1993 as President, Fast-Tax Division. Prior to joining the Company, from 1992 to 1993, he was Senior Vice President and Chief Information Officer at Neiman Marcus, a retail company. From 1989 to 1992, Mr. Liles was a Management Consulting Partner at Deloitte Haskins & Sells and Deloitte & Touche. From 1986 to 1989, he had his own management consulting company specializing in Information Technology. From 1979 to 1986, he was a Senior Vice President at Zale Corporation, a national retail company. For fourteen years prior to 1979, he held various sales and marketing management positions with the IBM Corporation. Subsequent to December 31, 1995, Mr. Liles resigned from the Company, effective March 31, 1996.

Francis W. Winn, the founder of the Company and a Director since 1969, served as its Chairman of the Board and President from February 1969 until May 1977, and continues to serve as Chairman of the Board. Prior to founding the Company, Mr. Winn was employed by various petroleum or petroleum-related companies in research management. Mr. Winn is the father of Stephen T. Winn and David L. Winn and the father-in-law of James R. Dunaway, all Directors of the Company.

Stephen T. Winn has served as a Director since 1969 and as President and Chief Executive Officer since May 1977. Mr. Winn served as Executive Vice President from 1971 until his election as President in 1977. Mr. Winn was selected as a Sloan Fellow at Stanford University in 1980 and holds an M.M.S. degree in Management Science from Stanford. He has served as a member of the Stanford University Sloan Advisory Board, American Business Conference, and the American Electronics Association.

All directors hold office until the next annual meeting of the shareholders of the Company and until their successors are elected and qualified. The executive officers are elected annually by the Board of Directors following the annual meeting of the shareholders and serve until their successors are duly elected and qualified.

Based solely on the review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during 1995 all Section 16 (a) filing requirements applicable to its greater than 10% beneficial owners, directors, and officers were complied with, except for a Form 3 which should have been filed at the time Mr. Robert H. Dilworth, for many years an officer of the Company, was elected as an executive officer of the Company. A Form 5 was timely filed by Mr. Dilworth.


ITEM 11. EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1995.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders except as set forth in such Proxy Statement. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1995.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders except as set forth in such Proxy Statement. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1995.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)1. Financial Statements

      The consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 32 of this report.

   2. Financial Statement Schedules

      The consolidated financial statement schedules are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 32 of this report.

   3. Exhibits

      The following documents are filed or incorporated by reference as exhibits to this report. The exhibit numbers in the exhibit list correspond to the numbers assigned to such exhibits in the Exhibit Table of Item 601 of Regulation S-K:

      2.01 Asset Purchase Agreement dated June 23, 1995, between Electronic Form Systems Incorporated, a wholly-owned subsidiary of Registrant, and Vanier Graphics Corporation, a wholly-owned subsidiary of American Business Products, Inc., (incorporated herein by reference to Registrant's Current Report on Form 8-K dated June 30, 1995, filed with the Securities and Exchange Commission).

      2.02 Agreement for the Purchase and Sale of Certain Assets dated December 2, 1995, between Registrant and Price Waterhouse LLP, (incorporated herein by reference to Exhibit 2.01 to Registrant's Current Report on Form 8-K dated December 18, 1995, filed with the Securities and Exchange Commission).

      3.01 Articles of Incorporation of Registrant filed with the State of Texas on February 26, 1969, (incorporated herein by reference to Exhibit 3.01 to Registrant's Amendment No. 1 to Registration Statement on Form S-1, Registration No. 2-83286, filed with the Securities and Exchange Commission).

      3.02 Amendment to Articles of Incorporation of Registrant filed with the State of Texas on September 14, 1982, (incorporated herein by reference to Exhibit 3.02 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

      3.03 Amendment to Articles of Incorporation of Registrant filed with the State of Texas on September 14, 1982, (incorporated herein by reference to Exhibit 3.03 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

      3.04 Amendment to Articles of Incorporation of Registrant filed with the State of Texas on April 22, 1983, (incorporated herein by reference to Exhibit 3.04 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

      3.05 Amendment to Articles of Incorporation of Registrant filed with the State of Texas on May 25, 1983, (incorporated herein by reference to Exhibit 3.05 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

      3.06 Amendment to Articles of Incorporation of Registrant filed with the State of Texas on June 24, 1988, (incorporated herein by reference to Exhibit 3.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

      3.07 Amendment to Bylaws of Registrant, effective August 4, 1994, (incorporated herein by reference to Exhibit 3.07 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission).

      4.01  Definitive Specimen Stock Certificate representing shares of
            Common Stock (incorporated herein by reference to Exhibit 4.01 to Registrant's Amendment No. 1 to Registration Statement on Form S-1, Registration No. 2-83286, filed with the Securities and Exchange Commission).

     10.01 Registrant's 1982 Stock Option Plan (incorporated herein by reference to Exhibit 10.05 to Registrant's Registration Statement on Form S-1, Registration No. 2-83286, filed with the Securities and Exchange Commission).

     10.02 Amendment to Registrant's 1982 Stock Option Plan as of April 28, 1988, (incorporated herein by reference to Exhibit 10.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1988, filed with the Securities and Exchange Commission).

     10.03 Second Amendment to Registrant's 1982 Stock Option Plan as of April 27, 1993, (incorporated herein by reference to Exhibit 10.03 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

     10.04 Registrant's Non-Employee Directors' 1994 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, Registration No. 33-61457, filed with the Securities and Exchange Commission.)

     10.05 Registrant's 1989 Annual Incentive Plan (incorporated herein by reference to Exhibit 10.05 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission).

     10.06 Amendment 1 to Registrant's 1989 Annual Incentive Plan as of February 21, 1989, (incorporated herein by reference to Exhibit
            10.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission).

     10.07 Amendment 2 to Registrant's 1989 Annual Incentive Plan as of February 27, 1992, (incorporated herein by reference to Exhibit
            10.06 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, filed with the Securities and Exchange Commission).

     10.08  Employment Agreement dated August 3, 1993, between Registrant and
            E. Dean Liles, (incorporated herein by reference to Exhibit 10.07 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission).

     10.09 Employment, Confidentiality & Non-Compete Agreement dated June 16, 1995, between Registrant and Lynn J. Finlinson and included herewith.

     21.01  Subsidiaries of Computer Language Research, Inc.

     23.01  Consent of Ernst & Young LLP, independent auditors.

(b)Reports on Form 8-K. During the last quarter of the year ended December 31, 1995, the Company filed a Form 8-K dated December 2, 1995, with the Securities and Exchange Commission to report the acquisition of the tax compliance software business of Price Waterhouse LLP.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14 (a)



                                                                        PAGE
                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS

 Consolidated Balance Sheets at December 31, 1995, and 1994 .........    21

 Consolidated Statements of Income for the Years Ended
  December 31, 1995, 1994, and 1993 .................................    23

 Consolidated Statements of Shareholders' Equity for the
  Years Ended December 31, 1995, 1994, and 1993 .....................    24

 Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1995, 1994, and 1993 .................................    25

 Notes to Consolidated Financial Statements .........................    27

 Report of Independent Auditors .....................................    37




CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

 Schedule II - Allowance for Doubtful Accounts ......................    45


All other schedules are omitted as the required information is inapplicable.

                                                                     SCHEDULE II


                        COMPUTER LANGUAGE RESEARCH, INC.

                         ALLOWANCE FOR DOUBTFUL ACCOUNTS

        For Each of the Three Years in the Period Ended December 31, 1995
                                 (In thousands)




                                   Charged to
                  Beginning        Costs and         Deductions        Ending
   Year            Balance         Expenses          and Other         Balance
   ----           ---------        ----------        ----------        -------

   1993             $ 855            $ 497             $ 363            $ 989
   1994             $ 989            $ 278             $ 662            $ 605
   1995             $ 605            $ 271             $ 268            $ 608

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               COMPUTER LANGUAGE RESEARCH, INC.


                               By:  M. Brian Healy
                               -------------------------------------------------
                               M. Brian Healy
                               Group Vice President, Finance and Administration and Chief Financial Officer
                               (Principal Financial and Accounting Officer)


Date:  March 22, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 22, 1996.


Francis W. Winn                           James R. Dunaway
--------------------------------------    --------------------------------------
Francis W. Winn                           James R. Dunaway
Chairman of the Board                     Director


Stephen T. Winn                           Max D. Hopper
--------------------------------------    --------------------------------------
Stephen T. Winn                           Max D. Hopper
President, Chief Executive Officer,       Director
 and Director
(Principal Executive Officer)


M. Brian Healy                            Merle J. Volding
--------------------------------------    --------------------------------------
M. Brian Healy                            Merle J. Volding
Group Vice President, Finance and         Director
 Administration and Chief
 Financial Officer
(Principal Financial and Accounting
 Officer)


Alfred R. Berkeley                        David L. Winn
--------------------------------------    --------------------------------------
Alfred R. Berkeley                        David L. Winn
Director                                  Director

                                                                   EXHIBIT 21.01



                        COMPUTER LANGUAGE RESEARCH, INC.
                           SUBSIDIARIES OF REGISTRANT



Information is set forth below concerning all subsidiaries of the Company as of December 31, 1995:


                                                               Percentage
                                                               of Voting
                                                               Stock Owned
                                     Jurisdiction of             by the
  Name of Subsidiary                  Incorporation             Company
  ------------------                 ---------------           -----------

  Alamo Software Corporation             Delaware                  100%

  FTS Corporation                        Delaware                  100%

  Electronic Tax Systems, Inc.           Delaware                  100%

  ReadiSoft, Inc.                        Delaware                  100%

  Rent Roll, Inc.                        Delaware                  100%

                                                                   EXHIBIT 23.01


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8, No. 2-86308 and No. 33-41048) pertaining to the 1982 Stock Option Plan and the Registration Statement (Form S-8, No. 33-61457) pertaining to the Non-Employee Directors' 1994 Stock Option Plan of Computer Language Research, Inc. of our report dated February 22, 1996, with respect to the consolidated financial statements and schedule of Computer Language Research, Inc. included in the Annual Report (Form 10-K) for the year ended December 31, 1995.


                                                            Ernst & Young LLP






Dallas, Texas

March 22, 1996