Form 10-Q
period 1996-03-31
COMPUTER LANGUAGE RESEARCH INC
filed 1996-05-08
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                  Yes    X                                 No   _____

                                                         Outstanding at
           Class of Common Stock                         April 30, 1996
              $0.01 par value                          14,192,279 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                                 March 31, 1996



                                TABLE OF CONTENTS



   ITEM                                                                 PAGE
   ----                                                                 ----


                         PART I.  FINANCIAL INFORMATION

    1  FINANCIAL STATEMENTS (Unaudited)

       Consolidated Balance Sheets ..................................    1-2

       Consolidated Statements of Income ............................      3

       Consolidated Statements of Cash Flows ........................      4

       Notes to Consolidated Financial Statements ...................    5-7

    2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS ..........................   8-13



                           PART II.  OTHER INFORMATION

    4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........     14

    6  EXHIBITS AND REPORTS ON FORM 8-K .............................     14

                         PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                 March 31           December 31
                                            ------------------      -----------
                                              1996      1995           1995
                                            --------  --------      -----------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .............    $ 13,631  $ 15,517       $ 13,641
 Short-term investments ................          --    10,774             --
 Accounts receivable, less allowance for
  for doubtful accounts of $844 at
  March 31, 1996, $706 at March 31, 1995,
  and $608 at December 31, 1995 ........      23,569    16,459         26,615
 Current deferred taxes ................       2,110     2,013          2,093
 Other current assets ..................       1,606     1,713          1,584
 Net current assets of discontinued
  operations ...........................          --     1,060             --
                                            --------  --------       --------
   Total current assets ................      40,916    47,536         43,933
                                            --------  --------       --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ..................................       2,584     3,077          2,584
 Buildings and improvements ............      16,781    16,785         16,787
 Data processing equipment .............      33,294    31,036         32,010
 Furniture, fixtures, and equipment ....       8,742     8,285          8,608
                                            --------  --------       --------
                                              61,401    59,183         59,989
 Less accumulated depreciation .........      40,804    38,132         39,527
                                            --------  --------       --------
   Net property and equipment ..........      20,597    21,051         20,462
                                            --------  --------       --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $22,134 at March 31, 1996,
  $18,825 at March 31, 1995, and
  $21,874 at December 31, 1995 .........      23,817    13,371         20,087
 Intangibles and other assets, net of
  accumulated amortization of $6,297 at
  March 31, 1996, $4,185 at March 31,
  1995, and $5,219 at December 31, 1995       19,098     5,884         14,578
 Net noncurrent assets of
  discontinued operations ..............          --       935             --
                                            --------  --------       --------
   Total other noncurrent assets .......      42,915    20,190         34,665
                                            --------  --------       --------
    Total assets .......................    $104,428  $ 88,777       $ 99,060
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                  March 31          December 31
                                            ------------------      -----------
                                              1996      1995           1995
                                            --------  --------      -----------
                                               (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt .....    $    750  $     --       $    750
 Accounts payable ......................       2,415     1,387          1,549
 Accrued compensation, payroll taxes,
  and benefits .........................       6,945     5,518          8,634
 Deferred revenue ......................      12,340     7,018         10,296
 Accrued support .......................       1,985     1,862          2,133
 Income taxes payable ..................         261     2,900             29
 Other current liabilities .............       6,888     2,111          4,708
                                            --------  --------       --------
   Total current liabilities ...........      31,584    20,796         28,099
                                            --------  --------       --------
NONCURRENT LIABILITIES:
 Long-term debt ........................         750        --            937
 Other liabilities .....................       5,216       726          3,270
 Deferred income taxes and other
  liabilities ..........................       1,450     3,913          1,205
                                            --------  --------       --------
   Total noncurrent liabilities ........       7,416     4,639          5,412
                                            --------  --------       --------
COMMITMENTS AND CONTINGENCIES ..........          --        --             --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par value,
  10,000 shares authorized; none
  outstanding ..........................          --        --             --
 Common stock, $0.01 per share par value,
  40,000 shares authorized; 15,002 shares
  issued at March 31, 1996, 14,779 shares
  issued at March 31, 1995, and 14,942
  shares issued at December 31, 1995 ...         150       148            149
 Capital in excess of par value ........      33,794    32,229         33,271
 Retained earnings .....................      36,750    36,231         37,395
 Treasury stock at cost, 810 shares ....      (5,266)   (5,266)        (5,266)
                                            --------  --------       --------
   Total shareholders' equity ..........      65,428    63,342         65,549
                                            --------  --------       --------
    Total liabilities and shareholders'
     equity ............................    $104,428  $ 88,777       $ 99,060
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                             1996      1995
                                                           --------  --------

Revenues ..............................................    $ 35,847  $ 32,233
                                                           --------  --------
Costs and expenses:
 Cost of revenues .....................................      18,695    14,979
 Selling, general, and administrative .................      12,587     8,405
 Charge for purchased research and development ........       3,498        --
                                                           --------  --------
   Total costs and expenses ...........................      34,780    23,384
                                                           --------  --------
Operating income ......................................       1,067     8,849
Interest income .......................................         165       266
Interest expense ......................................          24         8
Loss on disposals of property and equipment ...........         (19)      (12)
                                                           --------  --------
Income before income taxes ............................       1,189     9,095
Provision for income taxes ............................         416     2,910
                                                           --------  --------
Income from continuing operations .....................         773     6,185
Income from discontinued operations ...................          --        91
                                                           --------  --------
Net income ............................................    $    773  $  6,276
                                                           ========  ========

Earnings per share from continuing operations .........    $   0.05  $   0.44
Earnings per share from discontinued operations .......          --        --
                                                           ========  ========
Earnings per share ....................................    $   0.05  $   0.44
                                                           ========  ========
Dividends per share ...................................    $   0.10  $   0.10
                                                           ========  ========
Weighted average number of common and common
 equivalent shares outstanding ........................      14,608    14,392
                                                           ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                             1996      1995
                                                           --------  --------
OPERATING ACTIVITIES:
 Income from continuing operations ....................    $    773  $  6,185
 Adjustments to reconcile income to net cash provided
  by operating activities:
   Depreciation and amortization ......................       4,427     2,879
   Charge for purchased research and development ......       3,498        --
   Loss on disposals of property and equipment ........          19        12
   Changes in assets and liabilities, net of effect
    of acquisitions ...................................       3,726     4,910
                                                           --------  --------
     Net cash provided by operating activities ........      12,443    13,986
                                                           --------  --------

INVESTING ACTIVITIES:
 Capital expenditures .................................      (1,499)   (1,342)
 Additions to software ................................      (1,898)   (1,401)
 Cash paid for acquisitions ...........................      (7,979)     (689)
 Purchases of short-term investments ..................          --      (113)
 Disposals of property and equipment ..................           4        77
                                                           --------  --------
     Net cash used in investing activities ............     (11,372)   (3,468)
                                                           --------  --------

FINANCING ACTIVITIES:
 Payments on long-term debt ...........................        (187)       --
 Proceeds from exercise of common stock options .......         524       144
 Payment of dividends .................................      (1,418)   (1,397)
                                                           --------  --------
     Net cash used in financing activities ............      (1,081)   (1,253)
                                                           --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..         (10)    9,265
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......      13,641     6,252
                                                           --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............    $ 13,631  $ 15,517
                                                           ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

     During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the Securities and Exchange Commission. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results.

     In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the three-month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   ACQUISITIONS

     Since December 31, 1995, the Company has completed six acquisitions at a total cost of approximately $13.2 million, which consisted of $8.0 million in cash and accruals of $5.2 million for miscellaneous payables, and noncompetes and employment bonuses agreed upon by certain owners and key employees of the acquired businesses.

     Based on appraised value, a portion of the combined purchase price was allocated to purchased research and development ("R&D") which had not reached technological feasibility and had no alternative future use. The allocation resulted in a $3.5 million charge to the Company's operations in the first quarter of 1996. The remainder of the combined purchase price was allocated $1.6 million to accounts receivable and other assets based on estimated fair value, and to software and intangibles, $3.6 million and $4.5 million, respectively, with portions based on appraised value and the balance based on estimated fair value.

     All acquisitions were financed from the Company's cash flow and have been accounted for using the purchase method of accounting. The results of their operations have been included in the Company's Consolidated Financial Statements since their respective acquisition dates.

     The following acquisitions were made for the Company's Fast-Tax business:

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1996
                                   (Unaudited)


     On January 5, 1996, the Company acquired substantially all of the assets of
     E. F. Haskell & Associates, Inc., a privately held Arizona corporation marketing practice management and write-up software to the accounting industry.

     On March 19, 1996, the Company acquired substantially all of the assets of Axtell, Inc., a privately held Arizona based corporation that provides Windows(REGISTERED)-based client/server fixed asset management software and services to corporations.

     The following acquisitions were completed by the Company's wholly-owned subsidiary, Rent Roll, Inc. ("Rent Roll"):

     On January 4, 1996, Rent Roll acquired the capital stock of Credit Interfaces, Inc., a privately held California corporation, which provides applicant screening and other information services to the apartment housing market.

     On January 22, 1996, Rent Roll acquired substantially all of the assets of Project Data Systems, Inc., a California business which supplies software and services for the compliance, tracking, and reporting requirements of the affordable housing market.

     On March 18, 1996, Rent Roll acquired substantially all of the assets of Renter Index, Inc., a privately held Dallas based corporation which provides applicant screening and other information services to the apartment housing market in Texas.

     As of March 29, 1996, Rent Roll acquired substantially all of the assets of Crystal Solutions, LLC, a South Carolina limited liability company, which sells residential property management software and services to the multifamily housing market.

     The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 1996, and 1995, as if the above acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments which include amortization of assets acquired, decreased interest income due to acquisition costs, and the related income tax effects. The results of both quarters include the $3.5 million charge for purchased R&D. In order to provide meaningful pro formas, the results include not only those acquisitions made during the first quarter of 1996, but also include comparative financial information for the Sequel McGladrey, Rent Roll, Inc., and TMS business acquisitions made in April, June, and December 1995, respectively. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisitions been made as of those dates, nor does it purport to represent future operations of the Company.

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                 March 31, 1996
                                   (Unaudited)


      (In thousands, except per share amounts)       1996      1995
      ----------------------------------------     --------  --------
      Revenue                                      $ 36,848  $ 37,421
      Net Income                                   $    350  $    870
      Earnings per share                           $   0.02  $   0.06


3.   DISCONTINUED OPERATIONS

     In June 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"). As consideration for the sale, the Company received cash of $3.8 million and shares of the buyer's common stock valued at $6.0 million, which were subsequently sold on the open market with an immaterial gain. The sale resulted in a gain of $4.7 million, net of taxes. Prior period financial statements have been restated to reflect the discontinuation of the EFS segment.


4.   INCOME TAXES

     Income tax expense for the three months ended March 31, 1996, is approximately 35.0% of income before taxes compared to 32.0% in 1995. The lower tax rate in 1995 is due to the Research and Experimentation Credit regulation in effect in 1995. The Company determined that some of its research activities qualified as Research and Experimentation under these regulations.


5.   DIVIDENDS

     On March 25, 1996, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on March 8, 1996. There were
     14.2 million shares issued and outstanding on March 8, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Statements of Operations expressed as a percentage of revenues.

                                                             Percentage of
                                                             Total Revenues
                                                           ------------------
                                                           Three Months Ended
                                                                March 31
                                                           ------------------
                                                            1996        1995
                                                           ------      ------

Revenues ..............................................    100.0 %     100.0 %
                                                           ------      ------

Costs and expenses:
 Cost of revenues ......................................    52.1        46.5
 Selling, general, and administrative ..................    35.1        26.1
 Charge for purchased research and development .........     9.8          --
                                                           ------      ------
   Total costs and expenses ............................    97.0        72.6
                                                           ------      ------
Operating income .......................................     3.0        27.4
Interest income ........................................     0.5         0.8
Interest expense .......................................     0.1          --
Loss on disposals of property and equipment ............    (0.1)         --
                                                           ------      ------
Income before income taxes .............................     3.3        28.2
Provision for income taxes .............................     1.1         9.0
                                                           ------      ------
Income from continuing operations ......................     2.2        19.2
Income from discontinued operations ....................      --         0.3
                                                           ------      ------
Net income .............................................     2.2 %      19.5 %
                                                           ======      ======


COMPANY ACTIVITIES

Since December 31, 1995, the Company, together with its wholly-owned subsidiary, Rent Roll, Inc., have completed six acquisitions at a total cost of approximately $13.2 million. All of the acquisitions were financed from the Company's cash flow. Four of the acquisitions will enhance Rent Roll's existing apartment housing software and services. The remainder were acquired for the accounting tax business. For additional details see Note 2 in the Notes to Consolidated Financial Statements.

These acquisitions, as well as acquisitions made in 1994 and 1995, have a significant impact on the comparability of financial results. These effects tend to adversely distort reported performance and may span more than one year before more normalized operating results become evident. The more important of the effects are as follows:

  o  Charge for in-process research and development ("R&D") costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


  o  Amortization of purchase price related to the acquired business.

  o Deferral of revenue. This is particularly acute where a significant component of revenues from an acquired business is reported ratably (e.g., annual maintenance contracts). It generally takes a full year following acquisition for there to be a full year of revenue to offset a full year of operating expenses.

  o Lost revenue and additional expense incurred during the adjustment period in which the new business is being assimilated.


REVENUES AND EXPENSES:  FIRST QUARTER OF 1996 COMPARED TO FIRST QUARTER OF 1995

Total revenues for the first quarter ended March 31, 1996, increased by $3.6 million or 11.2% to $35.8 million from $32.2 million for the same period in 1995.

Cost of revenues was $18.7 million or 52.1% of revenues in the first quarter of 1996 compared to $15.0 million or 46.5% of revenues in 1995. Selling, general, and administrative expenses were $12.6 million or 35.1% of revenues for the first quarter of 1996 compared to $8.4 million or 26.1% of revenues in 1995. The higher costs and expenses in 1996 are attributable to acquisitions made in the last twelve months.


FAST-TAX BUSINESS

Revenues from the tax business increased $1.1 million (3.6%) from $31.7 million in the first quarter of 1995 to $32.8 million for the same period in 1996. Operating expenses in the tax business increased $4.0 million (18.4%) from $21.7 million in the first quarter of 1995 to $25.6 million in the first quarter of 1996. The increase was primarily due to the acquisition of TMS in the fourth quarter of 1995 and to the amortization of capitalized acquisition costs.

In the first quarter of 1996, total software development costs were $8.2 million in the tax business, of which the Company capitalized $1.7 million.
Amortization of capitalized software development costs was $0.7 million for the quarter, resulting in net software development costs for the tax business of $7.2 million compared to $6.8 million for the same period in 1995. Increased development costs are attributable to Windows client/server development and expenses incurred to maintain products marketed by acquired companies.


RENT ROLL BUSINESS

Revenues from the apartment housing business increased $2.4 million from $0.6 million in the first quarter of 1995 to $3.0 million for the same period in 1996. Increased revenue was attributable to acquisitions and internal growth. The 1995 annual revenue base for all companies included in the apartment housing business, had they been owned throughout 1995, would have approximated $15.0 million. The Company expanded the number of apartment sites that utilize its core property management software by over 600 sites through internal growth in

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


the first quarter of 1996. Revenue from the apartment housing market is expected to be seasonal with a higher percentage of overall revenue generated in the second and third quarter of the year due to greater applicant screening needs during the heavy summer moving months. Therefore, the Company does not believe that revenue generated in the first quarter is representative of the full year and expects full year revenue from the apartment housing business to exceed $20 million in 1996 (see the Safe Harbor statement below).

Operating expenses in the apartment housing business increased $7.2 million from $0.6 million in the first quarter of 1995 to $7.8 million in the first quarter of 1996. The increase in additional operating costs attributable to acquisitions and increased spending to expand the sales force and product development activities was $2.8 million. The remaining $4.4 million increase related to (i) the amortization of capitalized acquisition costs, and (ii) the write-off of in-process R&D (see Note 2 in the Notes to Consolidated Financial Statements).

Total software development costs were $0.5 million in the apartment housing business in the first quarter of 1996 compared to $0.2 million for the same period in 1995. The Company is currently expensing all software development costs in the apartment housing business since this business is newer and technological feasibility is less certain than development undertaken in the more mature tax business. Increased development costs are attributable to Windows client/server development and expenses incurred to maintain products marketed by acquired companies.


CORPORATE OVERHEAD

In the first quarter of 1996, there was $1.4 million of unallocated corporate overhead expense compared to $1.1 million for the same period of 1995.


PROVISION FOR TAXES

Estimated income tax expense for the first three months of 1996 increased to 35.0% of income before taxes from 32.0% in 1995. The lower tax rate in 1995 is due to the Research and Experimentation Credit regulation in effect in 1995.
The Company determined that some of its research activities qualified as Research and Experimentation under these regulations. This benefit is expected to be substantially lower, or non-existent, in 1996 depending upon when, and if, Congress extends the research tax credit.


DISCONTINUED OPERATIONS

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated, reported previously as the electronic form systems business segment. The first quarter of 1995 has been restated to reflect discontinued operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


NET RESULTS

The impact on the Company of all the changes described above was to decrease first quarter net income by $5.5 million or 87.7% to $0.8 million or $0.05 per share in 1996 from $6.3 million or $0.44 per share in 1995.

The decrease in 1996 first quarter net income is attributable to:
(1) amortization and other charges related to acquisitions of $3.7 million, net or tax, ($0.26 per share) in 1996 compared to $0.5 million ($0.03 per share) for the same period in 1995, (ii) a significant increase in operating expenses related to the newly acquired businesses without the benefit of comparable offsetting revenue, due to generally accepted accounting principles which do not allow establishment of deferred revenue at the date of acquisition, and (iii) no research tax credits in the first quarter of 1996 compared to $0.3 million ($0.02 per share) in 1995, due to congressional failure, to date, to extend the Research and Experimental Credit regulations in effect in 1995.

A significant portion of revenue generated from the TMS business, subsequent to its acquisition, was deferred under the Company's revenue recognition policies. During the first quarter of 1996 TMS deferred revenue increased $2.2 million to $5.5 million from the $3.3 million deferred at December 31, 1995. These deferrals will benefit future periods.

The Company has completed nine acquisitions during the twelve months ended March 31, 1996. While expenses are currently growing faster than revenues, which is necessary to achieve a smooth assimilation of these acquisitions, the Company anticipates higher earnings from continuing operations, excluding amortization and other acquisition related charges, in both the second quarter and for the year (see the Safe Harbor statement below), as compared to the same periods in 1995. However, such earnings are expected to improve at a slower rate than the rate of increase in revenue in 1996.


LIQUIDITY AND CAPITAL RESOURCES

The first three months of 1996 saw a net decrease in cash and cash equivalents of approximately $10,000, compared with a net increase of $9.3 million for the same period of 1995. The decrease was primarily due to the increase in cash paid for acquisitions of $7.3 million, combined with a $1.5 million decrease in net cash provided by operating activities.

The decrease in net cash provided from operating activities is primarily due to net working capital fluctuations in the ordinary course of business. Net cash used by investing activities increased $7.9 million, primarily due to the $7.3 million increase in cash paid for acquisitions combined with a $0.6 million increase in capital expenditures and software additions. The decrease in cash used by financing activities was immaterial.

The Company made investments in property and equipment of $1.5 million in the first three months of 1996 compared to $1.3 million for the same period in 1995. The Company anticipates that investments in property and equipment will be approximately $7.0 million for the year ended December 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


On December 21, 1995, the Company entered into a $20.0 million revolving credit/term facility which will expire in December 1997 and replaced the existing $12.0 million line of credit commitment. At March 31, 1996, there were no borrowings outstanding under the facility and the entire $20.0 million was available to the Company. The availability of this line of credit, together with funds generated from operations, is expected to be sufficient for liquidity requirements and capital needs of the Company.

Long-term debt, including the current portion, increased to approximately $1.5 million at March 31, 1996, compared to none at March 31, 1995. The increase is due to the addition of the unsecured promissory note executed in connection with a software acquisition completed in April 1995.

On March 25, 1996, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on March 8, 1996. At its April 30, 1996, meeting, the Board of Directors declared a dividend for the second quarter of 1996 at a rate of $0.10 per share. The dividend is payable May 30, 1996, to shareholders of record on May 15, 1996.


SAFE HARBOR

The Company's 1996 outlook and all other statements other than historical facts are forward-looking statements and are subject to risks and uncertainties which may cause actual future results or events to vary materially. A description of some of the risks and uncertainties that could occur, is provided in the Company's annual report on Form 10-K - Item 7.


IMPACT OF ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions since 1991, and the portion of the purchase prices that was allocated to intangibles is being amortized over periods of 1-9 years. As discussed above, these acquisitions have a significant impact on the comparability of financial results. Amortization in the first quarter of 1996 was $1.2 million for Fast-Tax business and $1.0 million for Rent Roll business, and the charge for purchased R&D related to the Rent Roll business was $3.5 million, totaling $5.7 million for the Company. In the first quarter of 1995, the amortization was $0.5 million for Fast-Tax business and $0.1 million for Rent Roll business totaling $0.6 million, a net increase of $5.1 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)


Amortization and other acquisition related charges for 1995, and for each of the next five years and thereafter (based on existing acquisitions), are as follows (in thousands):

                    Amortization          R&D Write-off
                --------------------   --------------------
        Year    Fast-Tax   Rent Roll   Fast-Tax   Rent Roll    Total
        ----    --------   ---------   --------   ---------  --------
        1995    $  4,717   $    897    $  5,600   $     --   $ 11,214
        1996       4,702      4,376          --      3,498     12,576
        1997       4,539      2,508          --         --      7,047
        1998       4,154      2,178          --         --      6,332
        1999       3,834      1,524          --         --      5,358
        2000       2,320        680          --         --      3,000
     Thereafter      341         69          --         --        410
                --------   --------    --------   --------   --------
       Total    $ 24,607   $ 12,232    $  5,600   $  3,498   $ 45,937
                ========   ========    ========   ========   ========

                           PART II.  OTHER INFORMATION




ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on April 30, 1996, for the purpose of electing a board of directors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations. All of management's nominees for directors as listed in the proxy statement were elected.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - none.


(b) During the quarter ended March 31, 1996, the Company filed a Form 8-K/A dated December 2, 1995, with the Securities and Exchange Commission to report the acquisition of the corporate tax compliance software business of Price Waterhouse LLP.






                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.


DATE:  May 6, 1996              By  M. Brian Healy
                                --------------------------------------------
                                M. Brian Healy
                                Group Vice President, Finance and
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)