Form 10-Q
period 1996-06-30
COMPUTER LANGUAGE RESEARCH INC
filed 1996-08-14
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                  Yes    X                                    No
                        ---                                        ---
                                                           Outstanding at
            Class of Common Stock                          July 31, 1996
            ---------------------                          -------------
               $0.01 par value                           14,247,279 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                                  June 30, 1996



                                TABLE OF CONTENTS



   ITEM                                                                 PAGE
   ----                                                                 ----


                         PART I.  FINANCIAL INFORMATION

    1  FINANCIAL STATEMENTS (Unaudited)

       Consolidated Balance Sheets ..................................    1-2

       Consolidated Statements of Operations ........................      3

       Consolidated Statements of Cash Flows ........................      4

       Notes to Consolidated Financial Statements ...................    5-7

    2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS ..........................   8-14



                           PART II.  OTHER INFORMATION

    4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..........     15

    6  EXHIBITS AND REPORTS ON FORM 8-K .............................     15

                         PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                  June 30           December 31
                                            ------------------     -------------
                                              1996      1995           1995
                                            --------  --------     -------------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .............    $ 12,183  $ 30,123       $ 13,641
 Short-term investments ................          --     6,000             --
 Accounts receivable, less allowance
  for doubtful accounts of $970 at
  June 30, 1996, $708 at June 30, 1995,
  and $608 at December 31, 1995 ........      18,354    10,739         26,615
 Current deferred taxes ................       2,110     2,013          2,093
 Other current assets ..................       4,478     1,342          1,584
                                            --------  --------       --------
   Total current assets ................      37,125    50,217         43,933
                                            --------  --------       --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ..................................       2,584     3,077          2,584
 Buildings and improvements ............      16,857    16,788         16,787
 Data processing equipment .............      34,837    31,338         32,010
 Furniture, fixtures, and equipment ....       8,553     8,106          8,608
                                            --------  --------       --------
                                              62,831    59,309         59,989
 Less accumulated depreciation .........      41,423    38,412         39,527
                                            --------  --------       --------
   Net property and equipment ..........      21,408    20,897         20,462
                                            --------  --------       --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $24,066 at June 30, 1996,
  $19,828 at June 30, 1995, and
  $21,874 at December 31, 1995 .........      23,985    15,984         20,087
 Intangibles and other assets, net of
  accumulated amortization of $6,817
  at June 30, 1996, $4,749 at
  June 30, 1995, and $5,219
  at December 31, 1995 .................      18,038     9,979         14,578
                                            --------  --------       --------
   Total other noncurrent assets .......      42,023    25,963         34,665
                                            --------  --------       --------
     Total assets ......................    $100,556  $ 97,077       $ 99,060
                                            ========  ========       ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                                  June 30           December 31
                                            ------------------     -------------
                                              1996      1995           1995
                                            --------  --------     -------------
                                               (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt .....    $    750  $    750       $    750
 Accounts payable ......................       1,723     1,569          1,549
 Accrued compensation, payroll taxes,
  and benefits .........................       6,887     5,176          8,634
 Deferred revenue ......................      14,420     8,790         10,296
 Accrued support .......................       1,837     1,298          2,133
 Income taxes payable ..................          --     3,107             29
 Other current liabilities .............       4,938     2,505          4,708
                                            --------  --------       --------
   Total current liabilities ...........      30,555    23,195         28,099
                                            --------  --------       --------
NONCURRENT LIABILITIES:
 Long-term debt ........................         563     1,313            937
 Other liabilities .....................       4,757       813          3,270
 Deferred income taxes .................       1,446     3,913          1,205
                                            --------  --------       --------
   Total noncurrent liabilities ........       6,766     6,039          5,412
                                            --------  --------       --------
COMMITMENTS AND CONTINGENCIES ..........          --        --             --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding .....................          --        --             --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  15,057 shares issued at June 30,
  1996, 14,851 shares issued at
  June 30, 1995, and 14,942
  shares issued at December 31, 1995 ...         150       148            149
 Capital in excess of par value ........      34,206    32,640         33,271
 Retained earnings .....................      34,145    40,321         37,395
 Treasury stock at cost, 810 shares ....      (5,266)   (5,266)        (5,266)
                                            --------  --------       --------
   Total shareholders' equity ..........      63,235    67,843         65,549
                                            --------  --------       --------
     Total liabilities and shareholders'
      equity ...........................    $100,556  $ 97,077       $ 99,060
                                            ========  ========       ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended      Six Months Ended
                                            June 30               June 30
                                      ------------------     ------------------
                                        1996      1995         1996      1995
                                      --------  --------     --------  --------
Revenues .........................    $ 26,886  $ 21,123     $ 62,733  $ 53,356
                                      --------  --------     --------  --------
Costs and expenses:
 Cost of revenues ................      14,149    11,569       32,844    26,548
 Selling, general, and
  administrative .................      14,722     8,777       27,309    17,182
 Charge for purchased research
  and development ................          --        --        3,498        --
                                      --------  --------     --------  --------
   Total costs and expenses ......      28,871    20,346       63,651    43,730
                                      --------  --------     --------  --------
Operating income (loss) ..........      (1,985)      777         (918)    9,626
Interest income ..................         186       393          351       659
Interest expense .................          26        --           50         8
Gain (loss) on disposals of
 property and equipment ..........           2       (42)         (17)      (54)
                                      --------  --------     --------  --------
Income (loss) from continuing
 operations before income taxes ..      (1,823)    1,128         (634)   10,223
Provision (benefit) for income
 taxes ...........................        (638)      344         (222)    3,254
                                      --------  --------     --------  --------
Income (loss) from continuing
 operations ......................      (1,185)      784         (412)    6,969
Discontinued operations:
 Income (loss) from discontinued
  operations, net of tax .........          --       (15)          --        76
 Gain on disposal of discontinued
  operations, net of tax .........          --     4,720           --     4,720
                                      --------  --------     --------  --------
Net income (loss) ................    $ (1,185) $  5,489     $   (412) $ 11,765
                                      ========  ========     ========  ========
Earnings (loss) per share from
 continuing operations ...........    $  (0.08) $   0.05     $  (0.03) $   0.49
Earnings per share from
 discontinued operations .........          --      0.33           --      0.33
                                      --------  --------     --------  --------
Earnings (loss) per share ........    $  (0.08) $   0.38     $  (0.03) $   0.82
                                      ========  ========     ========  ========
Dividends per share ..............    $   0.10  $   0.10     $   0.20  $   0.20
                                      ========  ========     ========  ========
Weighted average number of common
 and common equivalent shares
 outstanding .....................      14,214    14,323       14,182    14,358
                                      ========  ========     ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                              Six Months Ended
                                                                   June 30
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
OPERATING ACTIVITIES:
 Income (loss) from continuing operations ...............    $   (412) $  6,969
 Adjustments to reconcile income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization ........................       8,915     5,973
   Loss on disposals of property and equipment ..........          17        54
   Charge for purchased research and development ........       3,498        --
   Changes in assets and liabilities, net of effect
    of acquisitions .....................................       5,621     9,877
                                                             --------  --------
      Net cash provided by operating activities .........      17,639    22,873
                                                             --------  --------
INVESTING ACTIVITIES:
 Capital expenditures ...................................      (3,866)   (2,774)
 Additions to software ..................................      (3,998)   (3,654)
 Cash paid for acquisitions .............................      (8,979)   (4,280)
 Net proceeds from sale of discontinued operations ......          --     3,297
 Purchases of short-term investments ....................          --      (160)
 Proceeds from sale of short-term investments ...........          --    10,821
 Disposals of property and equipment ....................          22       176
                                                             --------  --------
      Net cash provided by (used in) investing
       activities .......................................     (16,821)    3,426
                                                             --------  --------
FINANCING ACTIVITIES:
 Payments on long-term debt .............................        (374)     (187)
 Proceeds from exercise of common stock options .........         936       555
 Payments of dividends ..................................      (2,838)   (2,796)
                                                             --------  --------
      Net cash used in financing activities .............      (2,276)   (2,428)
                                                             --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....      (1,458)   23,871
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........      13,641     6,252
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $ 12,183  $ 30,123
                                                             ========  ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


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

     In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the six-month period ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   ACQUISITIONS

     Since December 31, 1995, the Company has completed six acquisitions at a total cost of approximately $13.2 million, which consisted of $9.0 million in cash paid at closing and accruals of $4.2 million for miscellaneous payables, and noncompetes and employment bonuses agreed upon by certain owners and key employees of the acquired businesses.

     Based on appraised value, a portion of the combined purchase price was allocated to purchased research and development ("R&D") which had not reached technological feasibility and had no alternative future use. The allocation resulted in a $3.5 million charge to the Company's operations in the first quarter of 1996. The remainder of the combined purchase price was allocated $1.6 million to accounts receivable and other assets, $3.6 million to software, and $4.5 million to intangibles.

     All acquisitions are being financed from the Company's cash flow and have been accounted for using the purchase method of accounting. The results of their operations have been included in the Company's Consolidated Financial Statements since their respective acquisition dates.

     The following acquisitions were made for the Company's Fast-Tax business:

     On January 5, 1996, the Company acquired substantially all of the assets of
     E. F. Haskell & Associates, Inc., a privately held Arizona corporation marketing practice management and write-up software to the accounting industry.

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                  June 30, 1996
                                   (Unaudited)


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

     The following unaudited pro forma summary presents the consolidated results of operations for the six months ended June 30, 1996, and 1995, as if the above acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments which include amortization of assets acquired, decreased interest income due to acquisition costs, and the related income tax effects. The results of both periods presented include the $3.5 million charge for purchased R&D. In order to provide meaningful pro formas, the results include not only those acquisitions made during the first quarter of 1996, but also include comparative financial information for the Sequel McGladrey, Rent Roll, Inc., and TMS business acquisitions made in April, June, and December 1995, respectively. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisitions been made as of those dates, nor does it purport to represent future operations of the Company.

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                                  June 30, 1996
                                   (Unaudited)



 (In thousands, except per share amounts)             1996          1995
 ----------------------------------------           --------      --------
 Revenue                                            $ 63,791      $ 63,995
 Loss from continuing operations                    $   (673)     $ (1,075)
 Net income (loss)                                  $   (673)     $  3,721
 Loss per share from continuing operations          $  (0.05)     $  (0.07)
 Earnings (loss) per share                          $  (0.05)     $   0.26


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


4.   INCOME TAXES

     Income tax expense for the six months ended June 30, 1996, is approximately 35.0% of income before taxes compared to 32.0% in 1995. The lower tax rate in 1995 is due to the Research and Experimentation Credit regulation in effect in 1995. The Company determined that some of its research activities qualified as Research and Experimentation under these regulations. Congress has reinstated the research tax credit effective August 1996, but the benefit is expected to be lower than in 1995.


5.   DIVIDENDS

     On May 30, 1996, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on May 15, 1996. There were 14.2 million shares issued and outstanding on May 15, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Statements of Income expressed as a percentage of revenues.

                                         Percentage of Total Revenues
                                 --------------------------------------------
                                 Three Months Ended         Six Months Ended
                                      June 30                    June 30
                                 ------------------        ------------------
                                  1996        1995          1996        1995
                                 ------      ------        ------      ------

Revenues ....................    100.0%      100.0%        100.0%      100.0%
                                 -----       -----         -----       -----
Costs and expenses:
 Cost of revenues ...........     52.6        54.8          52.4        49.8
 Selling, general, and
  administrative ............     54.8        41.5          43.5        32.2
 Charge for purchased
  research and development ..       --          --           5.6          --
                                 -----       -----         -----       -----
   Total costs and expenses .    107.4        96.3         101.5        82.0
                                 -----       -----         -----       -----
Operating income (loss)......     (7.4)        3.7          (1.5)       18.0
Interest income .............      0.7         1.8           0.6         1.2
Interest expense ............      0.1          --           0.1          --
Loss on disposals of property
 and equipment ..............       --        (0.2)           --        (0.1)
                                 -----       -----         -----       -----
Income (loss) from continuing
 operations before taxes ....     (6.8)        5.3          (1.0)       19.1
Provision (benefit) for
 income taxes ...............     (2.4)        1.6          (0.3)        6.0
                                 -----       -----         -----       -----
Income (loss) from continuing
 operations .................     (4.4)        3.7          (0.7)       13.1
Discontinued operations:
 Income from discontinued
  operations ................       --          --            --         0.1
 Gain on disposal of dis-
  continued operations ......       --        22.3            --         8.9
                                 -----       -----         -----       -----
Net income (loss) ...........     (4.4)%      26.0%         (0.7)%      22.1%
                                 =====       =====         =====       =====


COMPANY ACTIVITIES

Since December 31, 1995, the Company, together with its wholly-owned subsidiary, Rent Roll, Inc., have completed six acquisitions at a total cost of approximately $13.2 million. Four of the acquisitions enhance Rent Roll's existing apartment housing software and services. The remainder were acquired for the tax business. For additional details see Note 2 in the Notes to Consolidated Financial Statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


These acquisitions, as well as acquisitions made in 1994 and 1995, have a significant impact on the comparability of financial results. Effects from these acquisitions tend to adversely distort reported performance and may span more than one year before more normalized operating results become evident. The more important of these effects are as follows:

  o  Charge for in-process research and development ("R&D") costs.

  o Amortization of purchase price related to the acquired business (see additional details below).

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

  o Increased product development costs of maintaining and integrating the acquired products.


RESULTS OF OPERATING INCOME (LOSS)

Year-to-date operating income for the Fast-Tax business, before acquisition charges ($2.4 million), was $10.3 million, a decrease of $3.1 million compared to 1995. The year-to-date operating loss for the Rent Roll business, before acquisition charges ($5.5 million), was $0.7 million, a decrease of $0.8 million compared to 1995.

These decreases are primarily attributable to a significant increase in operating expenses related to the newly acquired businesses without the benefit of comparable offsetting revenues. Current year revenues are higher than the corresponding periods of 1995, which is attributable to acquisitions, but the growth has occurred at a lower rate than the increase in operating costs and expenses related to acquired companies. These expenses include a higher level of expenditures necessary to achieve a smooth assimilation of the nine acquisitions which have been completed in 1995 and 1996.

As discussed in more detail below, results presented were below Company expectations, due to lower than expected revenues from both the Fast-Tax and Rent Roll businesses. The Company expects current year revenue growth of 20% - 25%, and anticipates that operating income for 1996, excluding amortization and other acquisition related charges, will be approximately the same as 1995 (see the Safe Harbor statement below). We expect third quarter operating income to be better than the second quarter, but we expect the real improvement to occur in the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


REVENUES AND EXPENSES

Total revenues for the second quarter ended June 30, 1996, increased by $5.8 million or 27.3% to $26.9 million from $21.1 million for the same period in 1995. Year-to-date revenues for 1996 have increased $9.3 million or 17.6% to $62.7 million from $53.4 million in 1995. The acquisitions discussed above are responsible for the growth in revenue.

Cost of revenues was $14.2 million or 52.6% of revenues in the second quarter of 1996 compared to $11.5 million or 54.8% of revenues in 1995. Selling, general, and administrative expenses were $14.7 million or 54.8% of revenues for the second quarter of 1996 compared to $8.8 million or 41.5% of revenues in 1995. Year-to-date cost of revenues increased from $26.5 million or 49.8% of revenues in 1995 to $32.8 million or 52.4% of revenues in 1996. Year-to-date selling, general, and administrative expenses increased from $17.2 million or 32.2% of revenues in 1995 to $27.3 million or 43.5% of revenues in 1996. The higher costs and expenses in 1996 are solely attributable to acquisitions made in 1995 (see additional details below).


FAST-TAX BUSINESS

Revenues from the tax business increased in the second quarter by $2.5 million (12.0%) from $20.6 million in 1995 to $23.1 million in 1996. Year-to-date revenues increased $3.6 million (6.9%) from $52.3 million in 1995 to $55.9 million in 1996.

Operating expenses increased in the second quarter by $3.9 million (21.0%) from $18.5 million in 1995 to $22.4 million in 1996. Year-to-date operating expenses increased $7.8 million (19.6%) from $40.2 million in 1995 to $48.0 million in 1996.

The resulting decrease in profit, for both the second quarter and year-to-date, is due to the acquisition effects which are discussed above, primarily the operating loss from the tax compliance software business which was acquired from Price Waterhouse LLP in December 1995 (TMS acquisition), combined with the amortization of its purchase price and other acquisition related charges. Currently, revenue from the tax business is not meeting the Company's expectations with some of the revenue expected to be recognized in the third and fourth quarters.

During the second quarter of 1996, total tax software development costs were $7.3 million, of which the Company capitalized $1.9 million. For the first six months of 1996, total costs were $15.5 million, of which the Company capitalized $3.6 million. Amortization of capitalized software development costs for the first six months was $1.5 million, resulting in net tax software development costs of $13.4 million compared to $11.6 million for the same period in 1995. Increased development costs are attributable to Windows(REGISTERED) client/server development and expenses incurred to maintain and integrate products marketed by acquired companies.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RENT ROLL BUSINESS

Revenues from the apartment housing software and services business increased $3.3 million from $0.5 million in the second quarter of 1995 to $3.8 million for the same period in 1996. Year-to-date revenues increased $5.7 million from $1.1 million in 1995 to $6.8 million in 1996. Increased revenue was primarily attributable to acquisitions. Currently, revenue is not meeting the Company's expectations primarily due to delays in releasing certain Windows-based products. The Company plans to release the Windows products in the third and fourth quarters.

Operating expenses increased $4.6 million from $0.6 million in the second quarter of 1995 to $5.2 million in the second quarter of 1996. Year-to-date operating expenses increased $11.7 million from $1.3 million in 1995 to $13.0 million in 1996. Of the year-to-date increase, $5.2 million is related to the amortization of capitalized acquisition costs and the write-off of in-process R&D (see Note 2 in the Notes to Consolidated Financial Statements). The remaining portion of the increase is attributable to the increase in operating expenses related to the integration of acquisitions and new product development.

During the first six months of 1996 total software development costs were $1.1 million compared to $0.4 million for the same period in 1995. The Company is currently expensing all software development costs incurred by the apartment housing software and services business since this business is newer and technological feasibility is less certain than development undertaken in the more mature tax business. Increased development costs are attributable to Windows client/server development and expenses incurred to maintain and integrate products marketed by acquired companies.


BUSINESS RESULTS

                                            2nd Quarter
                      --------------------------------------------------------
                       Fast-Tax      Real Estate     Corporate        Total
                      -----------    -----------    -----------    -----------
                      1996   1995    1996   1995    1996   1995    1996   1995
                      ----   ----    ----   ----    ----   ----    ----   ----
Revenues             $23.1  $20.6   $ 3.8  $ 0.5   $  --  $  --   $26.9  $21.1
                      ----   ----    ----   ----    ----   ----    ----   ----

Operations            21.2   17.8     4.2    0.4     1.3    1.2    26.7   19.4
Acquisition related    1.2    0.7     1.0    0.2      --     --     2.2    0.9
                      ----   ----    ----   ----    ----   ----    ----   ----
Total operating
 expenses             22.4   18.5     5.2    0.6     1.3    1.2    28.9   20.3
                      ----   ----    ----   ----    ----   ----    ----   ----
  Operating income
   (loss)            $ 0.7  $ 2.1   $(1.4) $(0.1)  $(1.3) $(1.2)  $(2.0) $ 0.8
                      ====   ====    ====   ====    ====   ====    ====   ====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                            Year-to-Date
                     ----------------------------------------------------------
                       Fast-Tax      Real Estate     Corporate        Total
                      -----------    -----------    -----------    -----------
                      1996   1995    1996   1995    1996   1995    1996   1995
                      ----   ----    ----   ----    ----   ----    ----   ----
Revenues             $55.9  $52.3   $ 6.8  $ 1.1   $  --  $  --   $62.7  $53.4
                      ----   ----    ----   ----    ----   ----    ----   ----

Operations            45.6   38.9     7.5    1.0     2.6    2.3    55.7   42.2
Acquisition related    2.4    1.3     5.5    0.3      --     --     7.9    1.6
                      ----   ----    ----   ----    ----   ----    ----   ----
Total operating
 expenses             48.0   40.2    13.0    1.3     2.6    2.3    63.6   43.8
                      ----   ----    ----   ----    ----   ----    ----   ----
  Operating income
   (loss)            $ 7.9  $12.1   $(6.2) $(0.2)  $(2.6) $(2.3)  $(0.9) $ 9.6
                      ====   ====    ====   ====    ====   ====    ====   ====


PROVISION (BENEFIT) FOR TAXES

Estimated income tax expense (benefit) for the first six months of 1996 increased to 35.0% of income before taxes from 32.0% in 1995. The lower tax rate in 1995 is due to the Research and Experimentation Credit regulation in effect in 1995. The Company determined that some of its research activities qualified as Research and Experimentation under these regulations. Congress has reinstated the research tax credit effective August 1996, but the benefit is expected to be lower than in 1995.


NET RESULTS FROM CONTINUING OPERATIONS

The impact on the Company of all of the above was to decrease second quarter income from continuing operations by $2.0 million from $0.8 million income or $0.05 per share in 1995 to a $1.2 million loss or $(0.08) per share in 1996.
The second quarter results brought the 1996 year-to-date earnings to a loss from continuing operations of $0.4 million or $(0.03) per share, a decrease of $7.4 million from the 1995 income from continuing operations of $7.0 million or $0.49 per share.

The decrease in income from continuing operations is primarily attributable to:
(i) the increase in amortization and other charges related to acquisitions of $0.9 million, net of tax, ($0.06 per share) for the quarter and $4.1 million, net of tax, ($0.29 per share) for the year, and (ii) a significant increase in operating expenses related to the newly acquired businesses without the benefit of comparable offsetting revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


DISCONTINUED OPERATIONS

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated, reported previously as the electronic form systems business segment.


LIQUIDITY AND CAPITAL RESOURCES

The first six months of 1996 saw a net decrease in cash and cash equivalents of approximately $1.5 million, compared with a net increase of $23.9 million for the same period of 1995. The decrease is primarily due to a $20.2 million increase in cash used in investing activities combined with a $5.2 million decrease in net cash provided by operating activities.

The decrease in net cash provided by operating activities is primarily due to net working capital fluctuations in the ordinary course of business. The increase in net cash used by investing activities is due to an increase in cash paid for acquisitions of $4.7 million, the absence of $3.3 million in proceeds from the sale of discontinued operations, an increase in capital expenditures and software additions of $1.4 million, and in 1995 the Company sold $10.8 million in short-term investments. The decrease in cash used in financing activities was negligible.

The Company made investments in property and equipment of $3.9 million in the first six months of 1996 compared to $2.8 million for the same period in 1995. The Company anticipates that investments in property and equipment will be approximately $7.0 million for the year ended December 31, 1996.

On December 21, 1995, the Company entered into a $20.0 million revolving credit/term facility which will expire in December 1997 and replaced the existing $12.0 million line of credit commitment. At June 30, 1996, there were no borrowings outstanding under the facility and the entire $20.0 million was available to the Company. The availability of this line of credit, together with funds generated from operations, is expected to be sufficient for liquidity requirements and capital needs of the Company.

Long-term debt, including the current portion, decreased to $1.3 million at June 30, 1996, compared to $2.1 million at June 30, 1995. The debt is an unsecured promissory note executed in connection with the software acquisition completed in April 1995.

On May 30, 1996, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on May 15, 1996. At its August 9, 1996, meeting, the Board of Directors declared a dividend for the third quarter of 1996 at a rate of $0.10 per share. The dividend is payable September 10, 1996, to shareholders of record on August 26, 1996.

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


IMPACT OF ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions since 1991, and the portion of the purchase prices that was allocated to intangibles is being amortized over periods of 1-9 years. As discussed above, these acquisitions have a significant impact on the comparability of financial results. Amortization for the first six months of 1996 was $2.4 million for the Fast-Tax business and $2.0 million for the Rent Roll business, and the charge for purchased R&D related to the Rent Roll business was $3.5 million, totaling $7.9 million for the Company. For the first six months of 1995, the amortization was $1.3 million for Fast-Tax and $0.3 million for Rent Roll totaling $1.6 million, a net increase of $6.3 million.

Amortization and other acquisition related charges for the year 1995, and for each of the next five years and thereafter (based on existing acquisitions), are as follows (in millions):

                    Amortization            R&D Write-off
               ---------------------    ---------------------
   Year        Fast-Tax    Rent Roll    Fast-Tax    Rent Roll    Total
               --------    ---------    --------    ---------  ---------
   1995         $  4.7      $   0.9      $  5.6      $   --     $  11.2
   1996            4.8          4.1          --         3.5        12.4
   1997            4.5          2.4          --          --         6.9
   1998            4.1          2.1          --          --         6.2
   1999            3.7          1.7          --          --         5.4
   2000            2.3          1.0          --          --         3.3
Thereafter         0.3          0.1          --          --         0.4
               --------    ---------    --------    ---------  ---------
  Total         $ 24.4      $  12.3      $  5.6      $  3.5     $  45.8
               ========    =========    ========    =========  =========

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


(b)       Reports on Form 8-K - none.







                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.
                                ------------------------------------------------

DATE:  August 14, 1996          By  M. Brian Healy
                                ------------------------------------------------
                                    M. Brian Healy
                                    Group Vice President, Finance and
                                    Administration and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)