Form 10-Q
period 1996-09-30
COMPUTER LANGUAGE RESEARCH INC
filed 1996-11-05
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------


                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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


                                 (972) 250-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes    X                                No
                         ---                                    ---
                                                        Outstanding at
             Class of Common Stock                     October 31, 1996
             ---------------------                    -----------------
                $0.01 par value                       14,266,811 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                               September 30, 1996



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

                         PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                               September 30         December 31
                                            ------------------     -------------
                                              1996      1995           1995
                                            --------  --------     -------------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents .............    $  5,925  $ 32,130       $ 13,641
 Accounts receivable, less allowance
  for doubtful accounts of $910 at
  September 30, 1996, $602 at
  September 30, 1995, and $608
  at December 31, 1995 .................      16,053     8,074         26,615
 Income taxes receivable ...............       3,832        --             --
 Current deferred taxes ................       2,110     2,013          2,093
 Other current assets ..................       1,396     1,139          1,584
                                            --------  --------       --------
   Total current assets ................      29,316    43,356         43,933
                                            --------  --------       --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ..................................       2,584     3,077          2,584
 Buildings and improvements ............      16,861    16,787         16,787
 Data processing equipment .............      33,382    32,258         32,010
 Furniture, fixtures, and equipment ....       8,937     8,044          8,608
                                            --------  --------       --------
                                              61,764    60,166         59,989
 Less accumulated depreciation .........      40,250    39,540         39,527
                                            --------  --------       --------
   Net property and equipment ..........      21,514    20,626         20,462
                                            --------  --------       --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $26,230 at September 30, 1996,
  $20,997 at September 30, 1995, and
  $21,874 at December 31, 1995 .........      24,715    17,152         20,087
 Intangibles and other assets, net of
  accumulated amortization of $7,685
  at September 30, 1996, $5,368 at
  September 30, 1995, and $5,219
  at December 31, 1995 .................      20,286     9,357         14,578
                                            --------  --------       --------
   Total other noncurrent assets ......       45,001    26,509         34,665
                                            --------  --------       --------
    Total assets .......................    $ 95,831  $ 90,491       $ 99,060
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                               September 30         December 31
                                            ------------------     -------------
                                              1996      1995           1995
                                            --------  --------     -------------
                                               (Unaudited)
CURRENT LIABILITIES:
 Current portion of long-term debt .....    $    750  $    750       $    750
 Accounts payable ......................       1,116     1,155          1,549
 Accrued compensation, payroll taxes,
  and benefits .........................       7,590     6,294          8,634
 Deferred revenue ......................      11,006     4,358         10,296
 Accrued support .......................       1,709     1,039          2,133
 Income taxes payable ..................          --     1,259             29
 Other current liabilities .............       5,977     1,960          4,708
                                            --------  --------       --------
   Total current liabilities ...........      28,148    16,815         28,099
                                            --------  --------       --------
NONCURRENT LIABILITIES:
 Long-term debt ........................         375     1,125            937
 Other liabilities .....................       4,950       818          3,270
 Deferred income taxes .................       1,446     3,807          1,205
                                            --------  --------       --------
   Total noncurrent liabilities ........       6,771     5,750          5,412
                                            --------  --------       --------
COMMITMENTS AND CONTINGENCIES ..........          --        --             --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding .....................          --        --             --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  15,077 shares issued at September 30,
  1996, 14,911 shares issued at
  September 30, 1995, and 14,942 shares
  issued at December 31, 1995 ..........         150       149            149
 Capital in excess of par value ........      34,333    33,030         33,271
 Retained earnings .....................      31,699    40,013         37,395
 Treasury stock at cost, 810 shares ....      (5,270)   (5,266)        (5,266)
                                            --------  --------       --------
   Total shareholders' equity ..........      60,912    67,926         65,549
                                            --------  --------       --------
    Total liabilities and shareholders'
     equity ............................    $ 95,831  $ 90,491       $ 99,060
                                            ========  ========       ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     ------------------
                                        1996      1995         1996      1995
                                      --------  --------     --------  --------
Revenues .........................    $ 27,434  $ 22,441     $ 90,167  $ 75,797
                                      --------  --------     --------  --------
Costs and expenses:
 Cost of revenues ................      14,400    12,253       47,244    38,801
 Selling, general, and
  administrative .................      14,723     9,071       42,032    26,253
 Charge for purchased research
  and development ................          --        --        3,498        --
                                      --------  --------     --------  --------
   Total costs and expenses ......      29,123    21,324       92,774    65,054
                                      --------  --------     --------  --------
Operating income (loss) ..........      (1,689)    1,117       (2,607)   10,743
Interest income ..................         150       526          501     1,185
Interest expense .................          16        --           66         8
Loss on disposals of property
  and equipment ..................         (12)       (3)         (29)      (57)
                                      --------  --------     --------  --------
Income (loss) from continuing
 operations before income taxes ..      (1,567)    1,640       (2,201)   11,863
Provision (benefit) for income
 taxes ...........................        (548)      542         (770)    3,796
                                      --------  --------     --------  --------
Income (loss) from continuing
 operations ......................      (1,019)    1,098       (1,431)    8,067
Discontinued operations:
 Income from discontinued opera-
  tions, net of tax ..............          --        --           --        76
 Gain on disposal of discontinued
  operations, net of tax .........          --        --           --     4,720
                                      --------  --------     --------  --------
Net income (loss) ................    $ (1,019) $  1,098     $ (1,431) $ 12,863
                                      ========  ========     ========  ========
Earnings (loss) per share from
 continuing operations ...........    $  (0.07) $   0.08     $  (0.10) $   0.56
Earnings per share from dis-
 continued operations ............          --        --           --      0.33
                                      --------  --------     --------  --------
Earnings (loss) per share ........    $  (0.07) $   0.08     $  (0.10) $   0.89
                                      ========  ========     ========  ========
Dividends per share ..............    $   0.10  $   0.10     $   0.30  $   0.30
                                      ========  ========     ========  ========
Weighted average number of common
 and common equivalent shares
 outstanding .....................      14,257    14,455       14,207    14,391
                                      ========  ========     ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)
                                                             Nine Months Ended
                                                                September 30
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
OPERATING ACTIVITIES:
 Income (loss) from continuing operations ...............    $ (1,431) $  8,067
 Adjustments to reconcile income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization ........................      13,750     9,252
   Loss on disposals of property and equipment ..........          29        57
   Charge for purchased research and development ........       3,498        --
   Changes in assets and liabilities, net of effect
    of acquisitions .....................................       4,120     6,489
                                                             --------  --------
     Net cash provided by operating activities ..........      19,966    23,865
                                                             --------  --------
INVESTING ACTIVITIES:
 Capital expenditures ...................................      (5,210)   (4,045)
 Additions to software ..................................      (6,211)   (5,954)
 Cash paid for acquisitions .............................     (12,508)   (4,686)
 Net proceeds from sale of discontinued operations ......          --     3,484
 Purchases of short-term investments ....................          --      (160)
 Proceeds from sale of short-term investments ...........          --    16,821
 Disposals of property and equipment ....................          15       184
                                                             --------  --------
     Net cash provided by (used in) investing activities      (23,914)    5,644
                                                             --------  --------
FINANCING ACTIVITIES:
 Payments on long-term debt .............................        (562)     (375)
 Proceeds from exercise of common stock options .........       1,059       946
 Payments of dividends ..................................      (4,265)   (4,202)
                                                             --------  --------
     Net cash used in financing activities ..............      (3,768)   (3,631)
                                                             --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....      (7,716)   25,878

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........      13,641     6,252
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $  5,925  $ 32,130
                                                             ========  ========

See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


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

   In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the nine-month period ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2. ACQUISITIONS

   Since December 31, 1995, the Company has completed eight acquisitions at a total cost of approximately $17.8 million, which consisted of $12.5 million in cash paid at closing and accruals of $5.3 million for miscellaneous payables, and noncompete and employment bonuses agreed upon by certain owners and key employees of the acquired businesses.

   Based on appraised value, a portion of the combined purchase price was allocated to purchased research and development ("R&D") which had not reached technological feasibility and had no alternative future use. The allocation resulted in a $3.5 million charge to the Company's operations in the first quarter of 1996. The remainder of the combined purchase price was allocated $1.9 million to accounts receivable and other assets, $4.5 million to software, and $7.9 million to intangibles.

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

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1996
                                   (Unaudited)

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

   As of March 29, 1996, Rent Roll acquired substantially all of the assets of Crystal Solutions, LLC, a South Carolina limited liability company, which sells residential property management software and services to the apartment housing market.

   On August 29, 1996, Rent Roll acquired substantially all of the assets of A&M Software, Inc., a privately held Vermont corporation, which provides software and services for the compliance, tracking, and reporting requirements of the affordable housing market.

   On September 19, 1996, Rent Roll acquired substantially all of the assets of Automated Research Technology, Inc., a privately held California corporation, which markets eviction database services to the apartment housing market.

   The following unaudited pro forma summary presents the consolidated results of operations for the nine months ended September 30, 1996, and 1995, as if the above acquisitions had occurred as of the beginning of each period presented, after giving effect to certain adjustments which include amortization of assets acquired, decreased interest income due to acquisition costs, and the related income tax effects. The results of both periods presented include the $3.5 million charge for purchased R&D. In order to provide meaningful pro formas, the results include not only those acquisitions made during the first quarter of 1996, but also include comparative financial information for the Sequel McGladrey, Rent Roll, Inc., and TMS business acquisitions made in April, June, and December 1995, respectively. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisitions been made as of those dates, nor does it purport to represent future operations of the Company.

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
                               September 30, 1996
                                   (Unaudited)


(In thousands, except per share amounts)         1996       1995
------------------------------------------     --------   --------
Revenue                                        $ 94,186   $ 95,787
Loss from continuing operations                $ (2,398)  $ (2,570)
Net income (loss)                              $ (2,398)  $  2,226
Loss per share from continuing operations      $  (0.17)  $  (0.18)
Earnings (loss) per share                      $  (0.17)  $   0.15


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


4. INCOME TAXES

   Income tax expense (benefit) for the nine months ended September 30, 1996, is approximately 35.0% of income (loss) before taxes compared to 32.0% in 1995. The lower tax rate in 1995 is due to the Research and Experimentation Credit regulation in effect in 1995. The Company determined that some of its research activities qualified as Research and Experimentation under these regulations. Congress has reinstated the research tax credit effective July 1996, but the benefit is expected to be lower than in 1995.


5. DIVIDENDS

   On September 10, 1996, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on August 26, 1996. There were
   14.3 million shares issued and outstanding on August 26, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED 3RD QUARTER RESULTS EXPRESSED AS A PERCENTAGE OF REVENUES:

                                 Three Months Ended        Nine Months Ended
                                    September 30              September 30
                               ----------------------    ----------------------
                                1996    1995    Chg       1996    1995    Chg
                               ------  ------  ------    ------  ------  ------

Cost of revenues ............   52.5 %  54.6 %  (2.1)%    52.4 %  51.2 %   1.2 %
Selling, general, and
 administrative .............   53.7 %  40.4 %  13.3 %    46.6 %  34.6 %  12.0 %
Charge for purchased research
 and development ............     --      --      --       3.9 %    --     3.9 %
Total costs and expenses ....  106.2 %  95.0 %  11.2 %   102.9 %  85.8 %  17.1 %
Operating income (loss) .....   (6.2)%   5.0 % (11.2)%    (2.9)%  14.2 % (17.1)%
Provision (benefit) for
 income taxes ...............   (2.0)%   2.4 %  (4.4)%    (0.8)%   5.0 %  (5.8)%
Income (loss) from continuing
 operations .................   (3.7)%   4.9 %  (8.6)%    (1.6)%  10.7 % (12.3)%


COMPANY ACTIVITIES

Since January 1, 1996, the Company, together with its wholly-owned subsidiary, Rent Roll, Inc., has completed eight acquisitions at a total cost of approximately $17.8 million. Six of the acquisitions were made to enhance Rent Roll's business, with the remainder acquired to enhance the Fast-Tax business. For additional details see Note 2 in the Notes to Consolidated Financial Statements.

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

  o Deferral of revenue. This is particularly acute where a significant component of revenues from an acquired business is reported ratably (e.g., annual maintenance contracts). It generally takes a full year following an acquisition for there to be a full year of revenue to offset a full year of operating expenses.

  o Lost revenue and additional expense incurred during the adjustment period in which the new business is being assimilated.

  o Increased product development costs of maintaining and integrating the acquired products.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATING INCOME (LOSS)

Year-to-date operating income for the Fast-Tax business was $10.2 million compared to operating income of $14.4 million in 1995. The year-to-date operating loss for the Rent Roll business was $9.1 million compared to an operating loss of $0.4 million in 1995.

These decreases are primarily attributable to increased acquisition charges of $1.6 million for Fast-Tax and $6.1 million for Rent Roll, coupled with a significant increase in operating expenses related to the newly acquired businesses without the benefit of comparable offsetting revenues. Current year revenues are higher than the corresponding periods of 1995, which is attributable to acquisitions, but the growth has occurred at a lower rate than the increase in operating costs and expenses related to acquired companies. These expenses include a higher level of expenditures necessary to achieve a smooth assimilation of the acquisitions which have been completed in 1995 and 1996.

As discussed in more detail below, results presented were below Company expectations, due to lower than expected revenues from both the Fast-Tax and Rent Roll businesses. The Company expects current year revenue growth of approximately 20%, and anticipates that operating income for 1996, excluding amortization and other acquisition related charges, will be in line with or slightly lower than 1995 results and will rebound strongly in 1997 (see the Safe Harbor statement below).


REVENUES AND EXPENSES

Business Results (in millions):
-------------------------------
                                        3rd Quarter
             -----------------------------------------------------------------
                  Fast-Tax         Rent Roll      Corporate        Total
             ----------------- ----------------- ----------- -----------------
              1996  1995  Chg   1996  1995  Chg   1996  1995  1996  1995  Chg
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- -----
Revenues     $23.7 $21.4 $ 2.3 $ 3.7 $ 1.0 $ 2.7 $  -- $  -- $27.4 $22.4 $  5.0
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Operations    20.2  18.4   1.8   5.5   0.9   4.6   1.0   1.0  26.7  20.3    6.4
Acquisition
 related       1.2   0.7   0.5   1.2   0.3   0.9    --    --   2.4   1.0    1.4
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Total opera-
 ting ex-
 penses       21.4  19.1   2.3   6.7   1.2   5.5   1.0   1.0  29.1  21.3    7.8
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Operating in-
 come (loss) $ 2.3 $ 2.3 $  -- $(3.0)$(0.2)$(2.8)$(1.0)$(1.0)$(1.7)$ 1.1 $ (2.8)
             ===== ===== ===== ===== ===== ===== ===== ===== ===== ===== ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                        Year-to-Date
             ------------------------------------------------------------------
                  Fast-Tax         Rent Roll      Corporate        Total
             ----------------- ----------------- ----------- ------------------
              1996  1995  Chg   1996  1995  Chg   1996  1995  1996  1995  Chg
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Revenues     $79.6 $73.7 $ 5.9 $10.6 $ 2.1 $ 8.5 $  -- $  -- $90.2 $75.8 $ 14.4
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Operations    65.8  57.3   8.5  13.0   1.9  11.1   3.7   3.3  82.5  62.5   20.0
Acquisition
 related       3.6   2.0   1.6   6.7   0.6   6.1    --    --  10.3   2.6    7.7
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Total opera-
 ting ex-
 penses       69.4  59.3  10.1  19.7   2.5  17.2   3.7   3.3  92.8  65.1   27.7
             ----- ----- ----- ----- ----- ----- ----- ----- ----- ----- ------
Operating in-
 come (loss) $10.2 $14.4 $(4.2)$(9.1)$(0.4)$(8.7)$(3.7)$(3.3)$(2.6)$10.7 $(13.3)
             ===== ===== ===== ===== ===== ===== ===== ===== ===== ===== ======


FAST-TAX BUSINESS
-----------------
Third quarter revenues for 1996 increased by $2.3 million (10.6%) compared to 1995. Year-to-date revenues increased $5.9 million (8.0%). Third quarter operating expenses in 1996 increased by $2.3 million (11.8%) compared to 1995. Year-to-date operating expenses increased $10.1 million (17.1%).

The lack of operating income growth in the third quarter and decrease in profit for the year-to-date is due to the acquisition effects which are discussed in Company Activities above, primarily the operating loss from the tax compliance software business acquired from Price Waterhouse LLP in December 1995 (TMS acquisition), combined with the amortization of its purchase price and other acquisition related charges. TMS acquisition related activity (including acquisition charges) accounts for losses of approximately $1.0 million and $5.5 million for the third quarter and year-to-date, respectively.

Increased product development costs noted in the following table are attributable to Windows(REGISTERED) client/server development and expenses incurred to maintain and integrate products acquired through the TMS acquisition.

   Product Development          3rd Quarter             Year-to-Date
                            --------------------    --------------------
   (in millions)             1996   1995   Chg       1996   1995   Chg
   -------------------      -----  -----  -----     -----  -----  -----
   Costs                    $ 7.3  $ 6.7  $ 0.6     $22.8  $19.6  $ 3.2
   Portion capitalized       (2.0)  (2.2)   0.2      (5.7)  (5.1)  (0.6)
   Amortization               1.1    0.7    0.4       2.6    2.3    0.3
                            -----  -----  -----     -----  -----  -----
   Net expense              $ 6.4  $ 5.2  $ 1.2     $19.7  $16.8  $ 2.9
                            =====  =====  =====     =====  =====  =====

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

RENT ROLL BUSINESS
------------------
Third quarter revenues for 1996 from the apartment business segment increased $2.7 million compared to 1995. Year-to-date revenues increased $8.5 million. Increased revenue was primarily attributable to the acquisitions discussed above under Company Activities. Revenue is not meeting Company expectations primarily due to delays in releasing certain Windows-based products. The Company released two small products in the third quarter with plans to release additional products in the fourth quarter and throughout 1997.

Third quarter operating expenses increased $5.5 million in 1996 compared to 1995. Year-to-date operating expenses increased $17.2 million. Of the year-to-date increase, $6.1 million is related to the amortization of capitalized acquisition costs and the write-off of in-process R&D (see Note 2 in the Notes to Consolidated Financial Statements). The remaining increase is attributable to the increase in operating expenses related to acquired companies, the integration of these acquisitions, and product development.

During the first nine months of 1996 total software development costs were $1.8 million compared to $0.7 million for the same period in 1995. The Company is currently expensing all software development costs incurred by Rent Roll since this business is newer and technological feasibility is less certain than development undertaken in the more mature tax business. Increased development costs are attributable to Windows client/server and Internet development and expenses incurred to maintain and integrate products marketed by acquired companies.


IMPACT OF ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions since 1991, and the portion of the purchase prices that was allocated to intangibles has an average amortization life of 4.5 years. As discussed above, these acquisitions have a significant impact on the comparability of financial results. Amortization for the third quarter and year-to-date periods is shown in the Business Results schedule above.

Amortization and other acquisition related charges for the year 1995, and for each of the next five years and thereafter (based on existing acquisitions), are as follows (in millions):

                  Amortization              R&D Write-off
              --------------------      --------------------
    Year      Fast-Tax   Rent Roll      Fast-Tax   Rent Roll      Total
 ----------   --------   ---------      --------   ---------     -------
    1995       $  4.7     $  0.9         $  5.6     $   --       $ 11.2
    1996          4.8        4.6             --        3.5         12.9
    1997          4.5        3.7             --         --          8.2
    1998          4.1        2.9             --         --          7.0
    1999          3.7        2.4             --         --          6.1
    2000          2.3        1.7             --         --          4.0
 Thereafter       0.3        0.7             --         --          1.0
               ------     ------         ------     ------       ------
   Total       $ 24.4     $ 16.9         $  5.6     $  3.5       $ 50.4
               ======     ======         ======     ======       ======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


RESULTS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

The net impact on the Company of all of the above was to decrease third quarter and year-to-date income from continuing operations before taxes. Following are the primary items accounting for this decrease:

                                                 3rd Quarter         YTD
                                                -------------   -------------
    (i) Increase in acquisition related
        amortization and other charges .....    $ 1.4 million   $ 7.7 million

   (ii) Increase in operating losses
        related to newly acquired
        businesses (before acquisition
        charges)
         - Rent Roll .......................    $ 1.9 million   $ 2.6 million
         - TMS .............................    $ 0.5 million   $ 4.1 million
                                                -------------   -------------
   Total of above ..........................    $ 3.8 million   $14.4 million

   Total decrease in income from continuing
    operations before taxes ................    $3.2 million    $14.1 million


PROVISION (BENEFIT) FOR TAXES

Estimated income tax expense (benefit) for the first nine months of 1996 increased to 35.0% of income (loss) before taxes from 32.0% in 1995. The lower tax rate in 1995 is due to the Research and Experimentation Credit regulation in effect in 1995. The Company determined that some of its research activities qualified as Research and Experimentation under these regulations. Congress has reinstated the research tax credit effective July 1996, but the benefit is expected to be lower than in 1995.

DISCONTINUED OPERATIONS

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated ("EFS"), reported previously as the electronic form systems business segment.


LIQUIDITY AND CAPITAL RESOURCES

The first nine months of 1996 saw a net decrease in cash and cash equivalents of approximately $7.7 million, compared with a net increase of $25.9 million for the same period of 1995. The decrease is primarily due to:

    (i) an increase in cash paid for acquisitions of $7.8 million

   (ii) the 1995 conversion of $16.8 million in short-term investments to cash, and

  (iii) the 1995 receipt of $3.5 million in net proceeds from sale of the EFS subsidiary (see above).

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Concluded)

The Company anticipates (consistent with 1995 year-end disclosure) that investments in property and equipment will be approximately $7.0 million for the year ended December 31, 1996.

On December 21, 1995, the Company entered into a $20.0 million revolving credit/term facility which will expire in December 1997 and replaced the existing $12.0 million line of credit commitment. At September 30, 1996, there were no borrowings outstanding under the facility and the entire $20.0 million was available to the Company.

On September 10, 1996, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on August 26, 1996. At its October 29, 1996, meeting, the Board of Directors declared a dividend for the fourth quarter of 1996 at a rate of $0.10 per share. The dividend is payable December 2, 1996, to shareholders of record on November 13, 1996.

The funds generated from operations together with the availability of the line of credit, is expected to be sufficient for liquidity requirements and capital needs of the Company.


SAFE HARBOR

The Company's 1996 outlook and all other statements other than historical facts are forward-looking statements and are subject to risks and uncertainties which may cause actual future results or events to vary materially. A description of some of the risks and uncertainties that could occur, is provided in the Company's Annual Report on Form 10-K - Item 7.

                           PART II.  OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits - none.


(b)       Reports on Form 8-K - none.







                                    SIGNATURE



Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.


DATE:  November 5, 1996         By  M. Brian Healy
                                --------------------------------------------
                                M. Brian Healy
                                Group Vice President, Finance and
                                Administration and Chief Financial Officer
                                (Principal Financial and Accounting Officer)