Form 10-K405
period 1996-12-31
COMPUTER LANGUAGE RESEARCH INC
filed 1997-03-21
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------
                                    FORM 10-K

               [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1996
                                       OR
             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-12311
                                 ---------------
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

                                 (972) 250-7000
              (Registrant's telephone number, including area code)
                                 ---------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                          Common Stock, $0.01 Par Value
                                (Title of class)
                                 ---------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No
                                            ---       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate market value of the voting stock held by non-affiliates of the Registrant at February 28, 1997, was $48,658,736. This number was derived using beneficial ownership of affiliates.

On February 28, 1997, there were 14,274,061 shares outstanding of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

(a) Selected portions of the Registrant's Definitive Proxy Statement for the Annual Meeting to be held May 1, 1997 -- Part III

(b) Selected portions of the Registrant's Registration Statement on Form S-1, Registration No. 2-83286 -- Part IV

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-K

                   For the Fiscal Year Ended December 31, 1996



                                TABLE OF CONTENTS



 ITEM                                                                   PAGE
 ----                                                                   ----

                                     PART I.
  1     Business ...................................................      1
  2     Properties .................................................      8
  3     Legal Proceedings ..........................................      9
  4     Submission of Matters to a Vote of Security Holders ........      9


                                    PART II.

  5     Market for Registrant's Common Equity and
         Related Stockholder Matters ...............................      9
  6     Selected Financial Data ....................................     10
  7     Management's Discussion and Analysis of Financial
         Condition and Results of Operations .......................     12
  8     Financial Statements and Supplementary Data ................     22
  9     Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure .......................     40


                                    PART III.

 10     Directors and Executive Officers of the Registrant .........     40
 11     Executive Compensation .....................................     42
 12     Security Ownership of Certain Beneficial Owners
         and Management ............................................     43
 13     Certain Relationships and Related Transactions .............     43


                                    PART IV.

 14     Exhibits, Financial Statement Schedules,
         and Reports on Form 8-K ...................................     43
 14(a)  Index to Financial Statements and Financial Statement
         Schedules .................................................     46
        Financial Statement Schedule II -- Valuation and
         Qualifying Accounts .......................................     47
        Signatures .................................................     48

                                     PART I


ITEM 1.   BUSINESS

(a)       GENERAL DEVELOPMENT OF BUSINESS

The company was founded in 1964 and incorporated in Texas in February 1969 as Computer Language Research, Inc. (CLR), known together with all subsidiaries as the "Company." Headquartered in Carrollton, Texas (a suburb of Dallas, Texas), the Company also maintains sales and support facilities throughout the United States. In May 1983, the Company made its initial public offering of common stock which trades on the Nasdaq National Market under the symbol: CLRI. Based upon the products and services provided today, the Company's Standard Industrial Classification is 7372 - Prepackaged Software.

In its beginning, the Company's primary business was processing federal individual income tax returns for tax preparers as a computer service bureau. Since that time, the Company has expanded its product offerings to include almost every type of tax return available. The Company has also been on the leading edge of technological advances in the computer industry providing five generations of computer automation technology. See also (c) Products and Services below.

In 1994, the Company undertook a new strategy: to provide software and services that generate recurring revenue in vertical market segments, leveraging the Company's technological, marketing, and sales expertise. This strategy has led the Company into new and specialized markets with the Company making significant progress toward its goals through acquisitions completed during the period from December 1994 through October 1996.

In December 1994, the Company completed an acquisition from Prentice-Hall Professional Software, Inc. (PHPS) and acquired audit and practice management software for accounting firms and property management software for the multifamily housing industry. Then in April 1995, the Company expanded the professional audit software through the acquisition of the ACE (Automated Client Engagement)(R) software line from Sequel/McGladrey Software. In January 1996, the Company acquired additional practice management and write-up software from E.F. Haskell & Associates, Inc. Since the acquisitions, the Company has integrated, expanded, and upgraded the line and in April 1996, launched a suite of fully-integrated, easy-to-use Windows(R) software (see also (e) Product Development, below). The software is marketed through the unincorporated ACE division of the Company and its financial results are included in the Fast-Tax business.

In June 1995, the Company expanded on the property management software that it acquired from PHPS with the acquisition of the property management software from the Dallas-based company, Rent Roll, Inc. In December 1995, CLR incorporated its own wholly-owned subsidiary, Rent Roll, Inc. (Rent Roll). Then in 1996, Rent Roll completed seven strategic acquisitions (see list below) which have added product functionality and increased market share. Rent Roll is now an industry leading provider of multifamily property management software, able to offer the most complete line of property management tools available.

In December 1995, the Company expanded its tax business through the acquisition of the tax compliance software business (formerly known as TMS) of the Tax Technology Group of Price Waterhouse LLP. The Company is in the process of integrating the products to develop a "best-of-the-best" combination of features found in TMS and in its own Windows-based tax product, InSource(R). See also
(e) Product Development, below.

Over the past few years, the Company has evolved into a business application software company expanding well beyond providing the original tax automation systems upon which the Company was founded.

1996 Acquisitions: (For additional details see Item 8 - Note 3 in the Notes to Consolidated Financial Statements)

January    - practice management and write-up software for the accounting industry, from E.F. Haskell & Associates, Inc.
January    - applicant screening and other information services, and the capital stock of Credit Interfaces, Inc.
January    - affordable housing property management software, from Project Data
              Systems, Inc.
March      - fixed asset management software for corporations, from Axtell
              Development Corporation
March      - applicant screening and other information services, from Renter
              Index, Inc.
March      - bar code scanning and information processing technology, from
              Crystal Solutions, LLC
August     - affordable housing property management software, from A&M Software,
              Inc.
September  - eviction database service, from Automated Research Technology Inc.
October    - rural housing software, from Castle Lake Software, Inc.

(b)   FUNCTIONAL BUSINESS GROUPS

FAST-TAX BUSINESS
-----------------
The Company, through its unincorporated ACE division, offers accounting software to public accounting firms throughout the United States which range in size from the large regional and national firms to sole practitioners.

The Company offers its tax products and services to four primary groups of clients, ranked in order of relative revenue concentration: Accounting, Corporate, Bank, and Government.

ACCOUNTING: Public accounting firms in the United States and abroad comprise this group. These firms have complex tax processing needs and range in size from the largest multinational accounting firms to sole practitioners.

CORPORATE: Clients consist of corporations that process complex, consolidated federal tax returns and a variety of state and local tax returns. The corporations range in size from the Fortune 500 multinational corporations to small corporations with small internal tax departments. In addition, the Company has two sub-groups which market specialized software products that fit the unique requirements of insurance and utility companies. The Company also provides automated tax processing services to partnerships, primarily large syndications and master limited partnerships.

BANK: Large- and medium-sized banks and trust companies that offer trust services use the Company's tax return processing products and services to process both federal (1041) and state fiduciary income tax returns, 1099s, and other beneficiary information.

GOVERNMENT: The Company's wholly-owned subsidiary, Electronic Tax Systems, Inc., provides an automated international tax audit and review system to the U.S. Internal Revenue Service (IRS). The system, called STAR (System for Tax Audit and Review), is designed to assist IRS international examiners in reviewing the international tax compliance activities of American corporations.

Rent Roll Business
------------------
Rent Roll provides multifamily property management software to a client group of property management and owner/operator companies ranging in size from the largest publicly and privately held in the industry to the smallest of companies managing a single property. The client group provides management for both conventional and government-subsidized affordable housing properties.

(c)       PRODUCTS AND SERVICES

SOFTWARE AND SYSTEMS: Since 1965, the Company has successively implemented five generations of software technology:

First Generation:   Service Bureau Tax Processing
Second Generation:  On-Line Tax Processing
Third Generation:   Client Data Input and Print Tax Processing
Fourth Generation:  Client In-House, Microcomputer-based Tax Processing
Fifth Generation:   Microsoft(R) Windows-based Tax Automation Systems

The Company has evolved to become primarily a supplier of microcomputer-based software and related services, although all five generations of technology are still offered today. The systems available today enable clients to use the Company's software (tax, accounting, and property management) while performing the tasks in their own offices.

The fifth generation of technology for automating tax-related activities for accounting firms, corporate tax departments, and bank trust tax departments is reflected in products such as GoSystem(R) for Windows, InSource(R), and TrustEase(R), respectively. It is also reflected in the ACE suite of accounting software released this year and in the Windows-based property management software that is currently being developed. These products are intended to improve the efficiency and productivity of the tasks performed and will continue to evolve as the technology and needs of the clients do. For example, the Company is currently in the process of developing Windows client/server-based versions of many of its tax products.

TAX PROCESSING OPERATIONS: The Company's tax processing operations consist of tax return production (including data entry), computing, printing, data communications, and distribution.

ELECTRONIC FORMS MANAGEMENT: ACE Forms (formerly known as E-Form), initially introduced in 1992, is the first complete tax form service available on a single CD-ROM disk. ACE Forms was incorporated into the ACE suite of products which were introduced in 1996. ACE Forms includes more than 25,000 pages of tax-related forms and instructions. With ACE Forms, forms can be viewed and filled in on-screen, and then printed either blank or completed. ACE Forms is available in both Microsoft Windows and DOS formats. The Company also has a contract to supply a private label electronic form product to a major supplier of tax information.

PROPERTY MANAGEMENT SYSTEMS AND SERVICES: The software systems currently offered by Rent Roll are DOS-based with Windows-based products currently under development. In addition to the software provided by Rent Roll, they also provide applicant screening services (background checks including eviction, criminal history, and subsidy compliance) to multifamily property management companies.

(d)       SALES AND MARKETING

Company-employed sales personnel located throughout the United States market the Company's products and services. The Company also markets its products through advertising in trade publications, direct mail, trade shows, telemarketing, road show campaigns, and public relations activities. The Company has entered into a number of joint marketing agreements whereby companies and partnerships have agreed to market the Company's products and services to their clients and customers.

Tax processing and ACE products for accounting firms are generally licensed to individual offices rather than on a multiple-office basis; however, some national and large local accounting firms traditionally enter into firm-wide site-licenses for all of their offices. Tax processing products for corporations are generally licensed for use in corporate tax departments.

Property management software products are generally licensed to the property owner or a fee management company who then installs them at the individual property site. However, some products are licensed to the corporate office on a multiple-user basis when utilized for the evaluation of a portfolio or multiple properties rather than a single site.

The Company maintains, at its headquarters, a support center to support the Company's tax software and services with assistance and support for the tax activities available through a toll free number and also available at Fast-Tax locations throughout the country. Support for the ACE accounting software is available through a toll free number with staff located in our offices in Atlanta, Ga., while support for the multifamily property management products is available through toll free numbers on the East Coast (Atlanta, Ga. and Burlington, Vt.), Centrally (Carrollton, Texas), and on the West Coast (Petaluma, Calif.). The real estate applicant screening center provides the necessary support and services to clients and is located at the Company's headquarters.

The Company's World Wide Web site is an important vehicle for communicating product information to clients and prospective clients. The site is located at http://www.clr.com, and includes general company information as well as detailed information about its products.

(e)       PRODUCT DEVELOPMENT

The software business requires a continuing high level of expenditures for the development, maintenance, and updating of systems and services due to the rapid technological changes and changes in accounting and government regulations

(federal, state, and local). The Company also incurs substantial expenditures to update, enhance, and maintain its existing systems and products by adding features and functions. Due to these changes, there is no assurance that the Company's development efforts will always result in successful products. Risks exist in developing new products, adopting new technology, and converting new products into profitable operations.

For details of the Company's expenditures related to product development, see
Item 7 - Management Discussion and Analysis of Financial Condition and Results of Operations.

Among the new products and services developed and acquired by the Company during the year were:

     InSource CS. InSource CS, announced in 1995 and released in the fourth quarter of 1996, is an advanced 32-bit Windows-based tax processing system available today for corporate tax departments. Designed to take full advantage of the client/server platform, InSource CS offers greater levels of performance and flexibility. The server side of InSource CS operates on a Windows NT server, while the client side operates on Windows 95 or Windows NT Workstation. InSource CS currently offers client/server applications for Property Tax, Domestic Income Tax, 1099 processing, and Fixed Asset Management. Plans for including other products in the CS family during 1997 include software for Provisions, Insurance Income Tax, International Income Tax , and Utility Fixed Asset Management.

     Corporate Domestic Income Tax Options. As a result of the December 1995 acquisition of TMS software from Price Waterhouse LLP, a variety of options (all part of the InSource family) are now available for processing of domestic income tax returns. InSource, the original file server-based Windows product, uses a tax accounting methodology. InSource TMS, also a file server-based Windows product, is the successor to TMS for Windows and uses the workpaper-based methodology pioneered in the Price Waterhouse system. InSource Express remains the system of choice for tax departments requiring a return-preparation-only system without the more sophisticated features of InSource and InSource TMS. InSource CS -- Domestic Income Tax, discussed above, will evolve during 1997 to become the "best-of-the-best" product envisioned at the time of the TMS acquisition.

     Utility Industry Group. In 1996 the Company announced the formation of a new specialized industry sub-group within the Corporate group of the tax business. This new group will develop and market software products designed to meet the unique requirements of the utility industry. This approach was highly successful in developing income tax, premium tax, and 1099 compliance products specifically designed for the insurance industry. The utility company group will begin by releasing InSource CS - Utility Fixed Asset Management Systems (UFAMS) software in 1997.

     ACE. In April 1996, the Company announced the formation of a new division called Automated Client Engagement, or "ACE" to develop, market, and support a fully-integrated, easy-to-use Windows-based accounting software product. The released product line incorporates software acquired from PHPS, Sequel/McGladrey, and E.F. Haskell and includes applications for accounting, client write-up, trial balance, time and billing, practice management, document management, and electronic forms. In 1997, all ACE applications will be enhanced to provide a uniform interface and tighter integration which will automate the flow of information between applications, including Fast-Tax

GoSystem software. In addition, beginning in late 1997, ACE products will be available over the Internet.

     Rent Roll. Rent Roll is a comprehensive property management tool, which successfully combines the administrative needs of a multifamily management company with the requirements of accounts receivable reporting, and it puts these functions out on the property site. Rent Roll is also well known for its user-definable security settings. The Company released an enhanced version of its leading DOS-based product in the third quarter of 1996 providing greater functionality for invoice processing, budget management, purchase order control, traffic measuring, and added over 35 new reports to the program. The program was also enhanced to address century clock calculations for date awareness beyond the year 2000.

     Improvement of Screening Services. The Company combined the databases of information that were acquired with Credit Interfaces, Renter Index, and Automated Research Technologies, and thereby has been able to improve the amount and quality of information provided regarding eviction records, previous address information, and criminal background investigations.

     InSite. During 1997, the Company will begin releasing a product that is currently under development. InSite is a Windows-based integrated suite of property management tools that will allow users to share and report information in a way never before possible. It will enable them to perform more functions at property sites and use the information to manage their properties more effectively. In addition, direct links to the home office will make reporting easy, fast and foolproof.

(f)       COPYRIGHTS, TRADEMARKS AND TRADE SECRETS

The Company believes that its software products and attendant intellectual property rights related to the software products are proprietary in nature and of substantial value. Thus, it relies on protection of its computer programs through use of copyright law, trademark law, common law trade secret law, trade secret statutes, internal and external nondisclosure safeguards, as well as restrictions on disclosure, reverse engineering, and transfer that are incorporated into software license agreements. Employees and outside programmers and consultants are required to execute agreements protecting the secrecy and ownership of the Company's intellectual property.

The Company, to date, has had no indication of any material infringement of any of its intellectual property rights. Notwithstanding this, enforcement of intellectual property rights against infringement and unauthorized use is difficult, and the Company can offer no assurances that such infringement or unauthorized use has not occurred. In the event of infringement or unauthorized use, the Company will vigorously defend and enforce its intellectual property rights.

The Company's tax compliance and tax practice management software products are licensed under trademarks such as Fast-Tax(R), GoSystem(R), EasyGo(R), System 5(R), InSource(R), ACE (Automated Client Engagement)(R), SmartBridge(R), TrustEase(R). The Company's real estate software products are licensed under trademarks such as Rent Roll(TM), OnSite(TM), MicroRENT(TM), MicroHUD(R), HUDManager(R), and InSite(TM). (Please note, this is not meant to be a complete list of all Company trademarks.)

On May 10, 1996, the IRS served a summons on the Company in the matter of Caltex Petroleum Corporation. The summons sought production of the Company's computer software programs (which had formerly been owned by Price Waterhouse LLP, "PW") that had computed Caltex's foreign tax credit limitations for its federal income tax returns for the calendar tax years ended December 31, 1987, 1988, 1989, and 1990. The summons also requested a printed copy and a machine readable copy of the source code for such computer software along with a long list of ancillary materials. The summons was based on the government's contention that the summoned materials were taxpayer books, records and other data under Section 7602 of the Internal Revenue Code. The Company did not concur in this theory and declined to comply with the summons, while continuing to discuss the matter with the Internal Revenue Service. On September 27, 1996, the IRS initiated United States of America v. Caltex Petroleum Corp., Price Waterhouse, LLP, and Computer Language Research, Inc. (Civil Action No. 3:96-CV-2726-X, in the United States District Court for the Northern District of Texas, Dallas Division) by filing a Petition to Enforce Internal Revenue Service Summonses against Caltex, PW and the Company. On September 30, 1996, the IRS obtained, on an ex parte basis, an Order to Show Cause showing why Caltex, PW and the Company should not be compelled to comply with prior IRS summonses, including the summons served on the Company. The United States Magistrate to whom the case had been assigned ordered mediation for February 13 and 14, 1997. The mediation occurred and produced an Agreed Partial Judgment and Protective Order Regarding Software Access pursuant to which the Internal Revenue Service will have access to the PW/Caltex software subject to certain restrictions on use, copying and dissemination. Whether an arrangement regarding the summoned source code can be worked out prior to the Hearing of the matter was not known as of the date of filing this document, nor is it possible to assess the likely outcome of the Hearing on an issue of first impression in the federal or state courts.

(g)       SEASONALITY

This information is set forth in Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

(h)       WORKING CAPITAL

Working capital requirements of the Company are financed primarily from operations.

(i)       CUSTOMERS

During the years ended December 31, 1996, 1995, and 1994, no single customer accounted for 10% or more of the Company's consolidated revenues. The Company provides tax processing services, software, and support to each of the six largest accounting firms in the United States. While the loss of any one of these customers would not have a material adverse consequence to the Company, the loss of more than one of these customers could.

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

 (l)      COMPETITION

The Company cannot precisely determine its relative position in applicable software markets as reliable information is not available as to the total number of tax returns processed, installations of tax, accounting or multifamily property management software, or total revenue derived from licensing such software. The Company's primary competitors are national, regional, and local software publishers which license their tax and accounting software products to individuals, professional firms, and large companies/corporations; and license their property management software products to individual property owners, institutions, corporations, real estate investment trusts, and professional property management companies. In addition, as producers of "low-end" products seek to market more sophisticated products, they can become competitors of the Company.

Some competitors are larger than the Company and have greater financial, marketing, and personnel resources. There are also a number of larger software companies that may have the technological ability to develop products similar to those offered by the Company. Competition is on the basis of price, service, support, reliability, product capability, technology, experience, and commitment to automation. The Company believes that it competes effectively in all of these respects and that it is a leading supplier of: (1) tax automation software and related services to national public accounting firms, corporations, and the banking industry, and (2) multifamily property management software and related services to national, regional, and local entities which engage in the ownership and/or management of multifamily properties.

(m)       RESEARCH AND DEVELOPMENT

This information is set forth in Note 2 in the Notes to Consolidated Financial Statements in Item 8.

(n)       ENVIRONMENTAL CONTROL

Compliance with environmental regulations does not materially affect the Company's capital expenditures, earnings, or competitive position.

(o)       EMPLOYEES

At December 31, 1996, the Company employed 1,095 regular full-time employees. The Company also employs more than 100 temporary employees in operations and customer service functions during its peak tax processing season. None of the Company's employees is represented by a union. The Company considers the relations with its employees to be good.

Item 2.   PROPERTIES

The Company owns approximately 41 acres of land in Carrollton, Texas, where its corporate office is located. The facility presently occupies approximately 27 acres and contains approximately 403,000 square feet, which provides for the Company's current and foreseeable future usage requirements.

The Company also owns 19 acres of undeveloped land in Mesquite, Texas.

The Company leases office space in approximately 11 cities throughout the United States, primarily for sales and service personnel. The Company believes that all its facilities are suitable for the types of activities performed. The leases run for various terms with the longest term expiring in 2000.


Item 3.   LEGAL PROCEEDINGS

None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 1996.



Note: The information provided pursuant to Item 10 of this Report is deemed to be also included in Part I hereof to the extent required by the rules and regulations of the Securities and Exchange Commission.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICES OF COMMON STOCK

The Company's common stock trades on the Nasdaq National Market under the symbol CLRI. The following stock prices reflect high and low sales prices for 1996 and 1995 as reported by The Nasdaq Stock Market.

--------------------------------------------------------------------
                                 1996                   1995
--------------------------------------------------------------------
                           High      Low           High      Low
--------------------------------------------------------------------
First quarter            $ 17 1/2  $ 13 1/4      $ 12      $  7 1/2
Second quarter             17        12            10 1/2     7 1/4
Third quarter              13         9 1/2        12 3/8     9 1/4
Fourth quarter             13         9 1/2        15        11 1/4
--------------------------------------------------------------------

There were 423 and 445 shareholders of record of common stock as of February 28, 1997, and February 23, 1996, respectively.

CASH DIVIDENDS

The Board of Directors of the Company, at its February 1997 meeting, declared a dividend for the first quarter of 1997 at a rate of $0.10 per share. Future dividends may vary depending upon the Company's profit levels and capital requirements as well as financial and other conditions existing at the time.

---------------------------------------------
                           1996        1995
---------------------------------------------
First quarter            $  0.10     $  0.10
Second quarter              0.10        0.10
Third quarter               0.10        0.10
Fourth quarter              0.10        0.10
---------------------------------------------



ITEM 6.   SELECTED FINANCIAL DATA

                       CONSOLIDATED FINANCIAL INFORMATION

                                          Years Ended December 31
-------------------------------------------------------------------------------
(In thousands, except
 per share amounts)             1996      1995      1994      1993      1992
-------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Revenues                      $129,243  $110,703  $ 99,068  $ 98,852  $ 97,675
Costs and expenses:
 Cost of revenues               64,933    56,109    49,608    50,840    57,448
 Selling, general, and
  administrative                59,707    41,162    32,348    33,513    30,866
 Charge for purchased research
  and development                3,498     5,600        --        --        --
-------------------------------------------------------------------------------
   Total costs and expenses    128,138   102,871    81,956    84,353    88,314
-------------------------------------------------------------------------------
Operating income                 1,105     7,832    17,112    14,499     9,361
Interest income                    567     1,925     1,020       562       334
Interest expense                    93         8       330       736     1,159
Other, net                         (39)     (626)      315      (202)   (1,876)
-------------------------------------------------------------------------------
Income from continuing opera-
 tions before income taxes       1,540     9,123    18,117    14,123     6,660
Provision for income taxes         499     2,264     7,095     5,401     1,964
-------------------------------------------------------------------------------
Income from continuing
 operations                      1,041     6,859    11,022     8,722     4,696
Discontinued operations:
 Income (loss) from dis-
  continued operations,
  net of tax                        --        76       321      (176)      812
 Gain on disposal of dis-
  continued operations,
  net of tax                        --     4,720        --        --        --
-------------------------------------------------------------------------------

                                          Years Ended December 31
-------------------------------------------------------------------------------
(In thousands, except
 per share amounts)             1996      1995      1994      1993      1992
-------------------------------------------------------------------------------
Income before extraordinary
 item and cumulative effect
 of accounting change            1,041    11,655    11,343     8,546     5,508
Extraordinary gain, net of tax      --        --        --        --     1,084
Cumulative effect of
 accounting change                  --        --        --        --     5,694
-------------------------------------------------------------------------------
Net income                    $  1,041  $ 11,655  $ 11,343  $  8,546  $ 12,286
===============================================================================

Earnings per share from
 continuing operations        $   0.07  $   0.48  $   0.77  $   0.62  $   0.34
Earnings (loss) per share
 from discontinued
 operations                         --      0.33      0.02     (0.01)     0.06
-------------------------------------------------------------------------------
Earnings per share before
 extraordinary item and
 and cumulative effect
 of accounting change             0.07      0.81      0.79      0.61      0.40
-------------------------------------------------------------------------------
Earnings per share            $   0.07  $   0.81  $   0.79  $   0.61  $   0.89
===============================================================================

Dividends per share           $   0.40  $   0.40  $   0.36  $   0.28  $   0.16
-------------------------------------------------------------------------------
Weighted average number of
 common and common equiva-
 lent shares outstanding        14,564    14,434    14,280    14,066    13,796
-------------------------------------------------------------------------------

                                                 December 31
-------------------------------------------------------------------------------
(In thousands)                  1996      1995      1994      1993      1992
-------------------------------------------------------------------------------
BALANCE SHEET DATA:
Total assets                  $ 98,937  $ 99,060  $ 84,093  $ 79,686  $ 73,077
Long-term debt, including
 current portion              $    938  $  1,687  $     --  $  8,494  $  7,883
Shareholders' equity          $ 62,002  $ 65,549  $ 58,319  $ 51,467  $ 46,522
--------------------------------------------------------------------------------

    See Item 7 - Management's Discussion and Analysis and Item 8 - Financial
                       Statements and Supplementary Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
SELECTED RESULTS EXPRESSED AS A PERCENTAGE OF REVENUES
-------------------------------------------------------------------------------
                                                    Years Ended December 31
                                                  -----------------------------
                                                  1996        1995        1994
-------------------------------------------------------------------------------
Cost of revenues                                  50.2%       50.7%       50.1%
Selling, general, and administrative              46.2%       37.2%       32.6%
Charge for purchased research and development      2.7%        5.0%         --%
Total costs and expenses                          99.1%       92.9%       82.7%
Operating income                                   0.9%        7.1%       17.3%
Provision for income taxes                         0.4%        2.0%        7.2%
Income from continuing operations                  0.8%        6.2%       11.1%
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
COMPANY ACTIVITIES
-------------------------------------------------------------------------------
In 1995 and 1996 the Company, together with its wholly-owned subsidiary, Rent Roll, Inc., completed twelve acquisitions at a total cost of $39.6 million. Eight of the acquisitions were made to enhance Rent Roll's business, with the remainder made for the Fast-Tax business. For additional details see Note 3 in the Notes to Consolidated Financial Statements.

These acquisitions have a significant impact on the comparability of financial results. Effects of these acquisitions tend to adversely distort reported performance and may span more than one year before more normalized operating results become evident. The more important of these effects are as follows:

  o  Charge for purchased research and development (R&D) costs.

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

  o Lost revenue and additional expense incurred during the period in which the new business is being assimilated.

  o Increased product development costs of maintaining and integrating the acquired products.

-------------------------------------------------------------------------------
1996 COMPARED WITH 1995
-------------------------------------------------------------------------------
RESULTS OF OPERATING INCOME

Operating income for the Fast-Tax business was $17.6 million compared with operating income of $13.5 million in 1995. The operating loss for the Rent Roll business was $11.7 million compared with an operating loss of $0.6 million in 1995.

The changes in operating income are partially attributable to the changes in acquisition charges, including the charge for purchased R&D, with the Fast-Tax charges decreasing $5.6 million and Rent Roll increasing $7.5 million (see additional details below). Additionally, the Company is experiencing a significant increase in operating expenses related to the newly acquired businesses without the benefit of comparable offsetting revenues. Current year revenues are higher than 1995, due to acquisitions, but the growth has occurred at a lower rate than the increase in operating costs and expenses related to acquired companies. These expenses include a higher level of expenditures necessary to achieve a smooth assimilation of the acquisitions which have been completed in 1995 and 1996.

The Company currently anticipates that revenue will increase in excess of 10% in 1997 and that operating margins will trend toward more historical levels (see Safe Harbor Statement below).

Business Results (in millions):
-------------------------------

                          Fast-Tax              Rent Roll         Corporate
                   ---------------------  ---------------------  ------------
                    1996    1995    Chg    1996   1995    Chg    1996   1995
                   ------  ------  -----  ------  -----  ------  -----  -----
Revenues           $113.2  $107.1  $ 6.1  $ 16.0  $ 3.6  $ 12.4  $  --  $  --
                   ------  ------  -----  ------  -----  ------  -----  -----
Operations           90.9    83.3    7.6    19.3    3.3    16.0    4.8    5.1
Acquisition
 related              4.7    10.3   (5.6)    8.4    0.9     7.5     --     --
                   ------  ------  -----  ------  -----  ------  -----  -----
Total operating
 expenses            95.6    93.6    2.0    27.7    4.2    23.5    4.8    5.1
                   ------  ------  -----  ------  -----  ------  -----  -----
Operating income
 (loss)            $ 17.6  $ 13.5  $ 4.1  $(11.7) $(0.6) $(11.1) $(4.8) $(5.1)
                   ======  ======  ====== ======  =====  ======  =====  =====

                           Total
                   ---------------------
                    1996    1995    Chg
                   ------  ------  -----
Revenues           $129.2  $110.7  $18.5
                   ------  ------  -----
Operations          115.0    91.7   23.3
Acquisition
 related             13.1    11.2    1.9
                   ------  ------  -----
Total operating
 expenses           128.1   102.9   25.2
                   ------  ------  -----
Operating income
 (loss)            $  1.1  $  7.8  $(6.7)
                   ======  ======  =====

Fast-Tax Business
-----------------
The increase in profit for the year is primarily due to the acquisition of the tax compliance software business acquired from Price Waterhouse LLP in December 1995 (TMS acquisition). Revenue related to TMS increased by $8.6 million with operating expenses, including acquisition and consulting agreement charges, increasing $5.3 million. The acquisition charges related to TMS decreased $5.8 million mostly due to the 1995 charge for purchased R&D of $5.6 million.

The increase in operating income is also due in part to an increase in profit from both the bank and accounting tax businesses totaling approximately $1.5 million. The bank business revenue increased due to new contracts and continued product success and the accounting tax business was able to decrease operating expenses.

Increased product development costs noted in the following table are attributable to Windows client/server and remote/server development and expenses incurred to maintain and integrate products acquired through the TMS acquisition.

       Product Development
       (in millions)
       -------------------                1996    1995    Chg
                                         ------  ------  ------
       Costs                             $ 32.2  $ 28.5  $  3.7
       Portion capitalized                 (7.1)   (7.1)     --
       Amortization                         3.7     3.1     0.6
                                         ------  ------  ------
       Net expense                       $ 28.8  $ 24.5  $  4.3
                                         ======  ======  ======


Rent Roll Business
------------------
Increased revenue of $12.4 million was primarily attributable to the acquisitions discussed above under Company Activities and in Note 3 of the Notes to Consolidated Financial Statements.

Increased operating expenses of $23.5 million is partially due to the $7.5 million increase in amortization of capitalized acquisition costs and the charge for purchased R&D (see Note 3 in the Notes to Consolidated Financial Statements). The remaining increase is attributable to the increase in operating expenses related to acquired companies, the integration of these acquisitions, and product development.

Total software development costs were $2.5 million compared with $1.0 million for 1995. The Company is currently expensing all software development costs incurred by Rent Roll since this business is newer and technological feasibility is less certain than development undertaken in the more mature tax business. Increased development costs are attributable to Windows client/server and Internet development and expenses incurred to maintain and integrate products marketed by acquired companies.

ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions since 1991, and the portion of the purchase prices that was allocated to intangibles has an average amortization life of 4.9 years. As discussed above, these acquisitions have a significant impact on the comparability of financial results. Amortization of intangibles (including software) and other acquisition related charges for the years 1995 through 2000 and thereafter (based on existing acquisitions), are as follows (in millions):

                       Amortization               R&D Write-off
                  ----------------------     ----------------------
    Year          Fast-Tax     Rent Roll     Fast-Tax     Rent Roll     Total
   ------         --------     ---------     --------     ---------     ------
    1995          $    4.7     $     0.9     $    5.6     $      --     $ 11.2
    1996               4.7           4.9           --           3.5       13.1
    1997               4.5           3.7           --            --        8.2
    1998               4.1           3.0           --            --        7.1
    1999               3.7           2.5           --            --        6.2
    2000               2.3           1.8           --            --        4.1
 Thereafter            0.3           0.7           --            --        1.0
                  --------     ---------     --------     ---------     ------
   Total          $   24.3     $    17.5     $    5.6     $     3.5     $ 50.9
                  ========     =========     ========     =========     ======

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

The net impact on the Company of all of the above was to decrease income from continuing operations before income taxes. Following are the primary items accounting for this decrease (in millions):

  (i)  Increase in acquisition related amortization and
        other charges .............................................    $  1.9
 (ii)  Increase in operating losses related to newly acquired businesses (before acquisition charges)
        - Rent Roll ...............................................       3.6
        - TMS .....................................................       0.6
(iii)  Accrual related to TMS consulting services contract ........       1.9
 (iv)  Increased profit from the bank and accounting tax
        businesses ................................................      (1.5)
  (v)  Decrease in interest income due to lower levels of
        cash equivalents ..........................................       1.4
 (vi)  Decrease in expense due to less property and equipment
        sales/write-offs ..........................................      (0.6)
                                                                       ------
       Total of above .............................................    $  7.3
                                                                       ======
       Total decrease in income from continuing operations
        before income taxes .......................................    $  7.6
                                                                       ======

PROVISION FOR TAXES

The income tax provision for 1996 was $0.5 million compared to $2.3 million in 1995. For an analysis of income taxes, see Note 9 in the Notes to Consolidated Financial Statements.

DISCONTINUED OPERATIONS

On June 23, 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated (EFS), reported previously as the electronic form systems business segment. For additional information, see Note 11 in the Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
1995 COMPARED WITH 1994
-------------------------------------------------------------------------------
Revenues increased $11.6 million or 12% to $110.7 million in 1995 from $99.1 million in 1994. Acquisitions, which are discussed below, accounted for approximately 80% of the increase accompanied by an 8% increase in bank market revenues due to continued product success. The increases were offset by a decrease in revenue from: (i) national accounting firms due to competitive pressures and continued price erosion, and (ii) the government business, because the renewal options of a contract awarded in 1994, affected revenues to a lesser extent in the current year.

Cost of revenues were $56.1 million or 50.7% of revenues in 1995 compared to $49.6 million or 50.1% of revenues in 1994. The increase is primarily attributable to acquisitions made in 1995, along with increases in net product development (see below). The increases were offset by a decrease in maintenance expense from outsourcing the maintenance service, as previously discussed in the 1995 first quarter Form 10-Q.

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

In December 1995, the Company expensed a $5.6 million charge for purchased R&D identified from the TMS acquisition. It was determined that the R&D had not reached technological feasibility and had no alternative future use; therefore, it was charged to operations at the time of acquisition.

The TMS business acquired in the fourth quarter of 1995 reduced operating profits by a total of $10.7 million, of which $5.1 million is a result of the deferral of TMS revenue into 1996 pursuant to the Company's revenue recognition practices, and the accrual of certain fees associated with the acquisition. The remaining $5.6 million is related to the charge for purchased R&D described above.

Operating profits decreased by $9.3 million to $7.8 million in 1995 from $17.1 million in 1994. The decrease is primarily due to the $10.7 million of losses and charges from the TMS business as described above. To a lesser extent, the decrease was affected by the inability to allocate administrative expenses to the EFS segment, decreased profit from a government contract, and from corporations. These decreases were offset by increased profits from banks and regional accounting firms and profits from other acquisitions made in 1994 and 1995.

Interest income increased from 1994 primarily due to higher balances of cash equivalents and short-term investments. Interest expense declined due to the reduced average debt level.

The income tax provision for 1995 was $2.3 million compared to $7.1 million in 1994. For an analysis of income taxes, see Note 9 in the Notes to Consolidated Financial Statements.

The Company's operating results from discontinued operations, net of income tax effect, was income of $76,000 for 1995, as compared to $321,000 for 1994. A portion of the operating expenses allocated to this business segment in the past continue to be reported by the Company. A gain of $4.7 million, net of income taxes, on the sale of EFS was recorded during the second quarter of 1995. For additional information, see Note 11 in the Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------
OTHER INFORMATION
-------------------------------------------------------------------------------
LIQUIDITY AND CAPITAL RESOURCES

Cash flow for 1996 saw a net decrease in cash and cash equivalents of $10.7 million, compared with a net increase of $7.4 million for 1995. The decrease is primarily due to (in millions):

  (i)  the 1995 conversion of short-term investments to cash .....    $ 16.8
 (ii)  the 1995 net proceeds from sale of the EFS subsidiary .....       3.5
(iii)  a decrease in cash paid for acquisitions ..................      (3.4)
 (iv)  the change in cash provided by operating activities,
        which is due to acquisition related activity and
        other working capital changes in the ordinary
        course of business .......................................       2.1
  (v)  an increase in capital expenditures and software ..........       0.7
 (vi)  the Company's draw on the line of credit netted
        with payments on long-term debt ..........................      (1.8)
                                                                      ------
       Total of above ............................................    $ 17.9
                                                                      ======
       Total variance ............................................    $ 18.1
                                                                      ======

The Company made investments in property and equipment of $6.4 million during 1996 compared to $5.4 million during 1995 and $4.2 million in 1994. At December 31, 1996, the Company had no material capital commitments and it is anticipated that investments in property and equipment will be approximately $6.5 million in 1997.

During 1996 the Company capitalized $7.1 million of software development costs compared to $7.1 million in 1995 and $4.2 million in 1994. The Company expects capitalized software development costs to decrease slightly in 1997. The capitalization is due to the conversion and integration of acquired software products along with the ongoing Windows client/server and Internet development.

On December 21, 1995, the Company entered into a $20.0 million revolving credit/term facility which will expire in December 1997 and may be extended at the lender's option. At December 31, 1996, the Company had a $2.0 million note payable outstanding against the credit/term facility, which was repaid by February 10, 1997.

At its February 27, 1997, meeting, the Board of Directors declared a dividend for the first quarter of 1997 at a rate of $0.10 per share totaling $1.4 million. The dividend is payable March 28, 1997, to shareholders of record on March 13, 1997.

The funds generated from operations together with the availability of the line of credit, are expected to be sufficient for liquidity requirements and capital needs of the Company.

SEASONALITY

The Company's revenues from tax products and services are seasonal, with a larger percentage realized in the first and fourth quarters, as shown in the table at the end of this section. This seasonality is attributable to the nature of the tax business, since the primary tax filing dates are in the first half of the year, and clients are preparing for the upcoming tax season in the fourth quarter. Though the Company has continued to transition its clients to site-license agreements under which revenue is recognized evenly over the annual contract period, there continues to be some seasonal variation.

The Company's revenues from real estate software are not materially affected by seasonality.

INFLATION

Certain costs incurred by the Company, such as labor and financing costs, are significantly affected by inflationary factors. Historically, the Company has been able to offset inflationary cost increases through production efficiencies and technological advances.

SAFE HARBOR STATEMENT

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

  o the acquisition of electronic tax compliance products by huge, multinational conglomerates such as The Thomson Corporation (SCS Compute) and Wolters Kluwer NV (CCH Incorporated) and the continued publication of electronic tax compliance products by massive international accounting firms;

  o  the pricing and technology strategies of these and other competitors;

  o  changes in generally accepted accounting principals and practices;

  o difficulties in obtaining and recognizing revenue from clients added through acquisitions;

  o  changes in tax rates applicable to the Company;

  o changes in the Internal Revenue Code and various state tax laws and practices which reduce the complexity of the tax return preparation process, including, without limitation, the risk that one of various "flat tax" proposals will be enacted, could have a negative effect on demand for electronic tax compliance products such as those produced by the Company;

  o difficulties in obtaining labor, equipment, supplies, power, and natural resources needed to produce and distribute the Company's products;

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

-------------------------------------------------------------------------------
SELECTED CONSOLIDATED QUARTERLY INFORMATION (UNAUDITED)
-------------------------------------------------------------------------------
                                                 1996 (A)
-------------------------------------------------------------------------------
                             First     Second     Third     Fourth
(In thousands, except       Quarter    Quarter   Quarter    Quarter     Total
 per share amounts)                                           (B)
-------------------------------------------------------------------------------
Revenues                    $35,847    $26,886   $27,434    $39,076   $129,243
Percent of 1996 total
 revenues                        28%        21%       21%        30%       100%
Operating income (loss)       1,067     (1,985)   (1,689)     3,712      1,105
Net income (loss)               773     (1,185)   (1,019)     2,472      1,041
Earnings (loss) per share   $  0.05    $ (0.08)  $ (0.07)   $  0.17   $   0.07
-------------------------------------------------------------------------------

                                                 1995
-------------------------------------------------------------------------------
                             First     Second     Third     Fourth
(In thousands, except       Quarter    Quarter   Quarter    Quarter     Total
 per share amounts)           (C)      (C) (D)                (E)
-------------------------------------------------------------------------------
Revenues                    $32,233    $21,123   $22,441    $34,906   $110,703
Percent of 1995 total
 revenues                        29%        19%       20%        32%       100%
Operating income (loss)       8,849        777     1,117     (2,911)     7,832
Discontinued operations          91      4,705        --         --      4,796
Net income (loss)             6,276      5,489     1,098     (1,208)    11,655
Earnings (loss) per share   $  0.44    $  0.38   $  0.08    $ (0.09)  $   0.81
-------------------------------------------------------------------------------
SEE DISCUSSION AT SEASONALITY ABOVE.

(A) During the first quarter of 1996, the Company completed six acquisitions, and completed three more during the rest of 1996. The results of operations related to these acquisitions is included in the Company's Consolidated Financial Statements beginning at their respective acquisition dates. Acquisition related expenses for all acquisitions (including (D) and (E) below) was $13.1 million for 1996, which includes a $3.5 million charge for purchased R&D in the first quarter. For additional details regarding acquisition activity see Note 3 in the Notes to Consolidated Financial Statements.

(B) In the fourth quarter of 1996, the Company accrued $1.9 million reflecting its decision to exercise its option to terminate certain consulting services pursuant to the TMS consulting agreement. See Note 8 in the Notes to Consolidated Financial Statements.

(C) During the second quarter of 1995, the Company sold substantially all of the assets of a wholly-owned subsidiary (Electronic Form Systems Incorporated). The operating results of the subsidiary have been treated as discontinued operations, and previously issued financial statements have been restated to conform to this presentation. Included in second quarter discontinued operations is a gain of $4.7 million, net of taxes. See Note 11 in the Notes to Consolidated Financial Statements.

(D) During the second quarter of 1995, the Company made two acquisitions (Sequel/McGladrey and Rent Roll, Inc.) totaling $6.8 million. The results of their operations have been included in the Company's Consolidated Financial Statements beginning at their respective acquisition dates. See
     Note 3 in the Notes to Consolidated Financial Statements.

(E) During the fourth quarter of 1995, the Company acquired substantially all of the assets of the corporate tax compliance software business of Price Waterhouse LLP, and accordingly, the results of its operations have been included in the Company's Consolidated Financial Statements beginning in November 1995. The 1995 total operating losses and other acquisition related charges incurred in connection with this acquisition were $10.7 million which includes a $5.6 million charge for purchased R&D. See Note 3 in the Notes to Consolidated Financial Statements.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                              December 31
-------------------------------------------------------------------------------
(In thousands)                                              1996        1995
-------------------------------------------------------------------------------
CURRENT ASSETS:
 Cash and cash equivalents                                $  2,928    $ 13,641
 Accounts receivable, less allowance for doubtful
  accounts of $800 and $608 at December 31, 1996,
  and 1995, respectively                                    27,104      26,615
 Current deferred taxes                                      2,421       2,093
 Other current assets                                        2,621       1,584
-------------------------------------------------------------------------------
   Total current assets                                     35,074      43,933
-------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST:
 Land                                                        2,584       2,584
 Buildings and improvements                                 16,866      16,787
 Data processing equipment                                  33,933      32,010
 Furniture, fixtures, and equipment                          9,086       8,608
-------------------------------------------------------------------------------
                                                            62,469      59,989
 Less accumulated depreciation                              41,581      39,527
-------------------------------------------------------------------------------
   Net property and equipment                               20,888      20,462
-------------------------------------------------------------------------------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortization of
  $28,694 and $21,874 at December 31, 1996,
  and 1995, respectively                                    23,868      20,087
 Intangibles and other assets, net of accumulated
  amortization of $8,952 and $5,219 at December 31,
  1996, and 1995, respectively                              19,107      14,578
-------------------------------------------------------------------------------
   Total other noncurrent assets                            42,975      34,665
-------------------------------------------------------------------------------
Total assets                                              $ 98,937    $ 99,060
===============================================================================

          See accompanying Notes to Consolidated Financial Statements.

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                                              December 31
-------------------------------------------------------------------------------
(In thousands, except per share amounts)                    1996        1995
-------------------------------------------------------------------------------
CURRENT LIABILITIES:
 Notes payable                                            $  2,000    $     --
 Accounts payable                                            3,124       1,549
 Accrued compensation, payroll taxes, and benefits           7,950       8,634
 Deferred revenue                                            9,619      10,296
 Accrued support                                             1,264       2,133
 Other current liabilities                                   5,634       4,737
 Current portion of long-term debt                             750         750
-------------------------------------------------------------------------------
   Total current liabilities                                30,341      28,099
-------------------------------------------------------------------------------
NONCURRENT LIABILITIES:
 Long-term debt                                                188         937
 Other liabilities                                           5,700       3,270
 Deferred income taxes                                         706       1,205
-------------------------------------------------------------------------------
   Total noncurrent liabilities                              6,594       5,412
-------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES                                   --          --
-------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par value, 10,000
  shares authorized; none outstanding                           --          --
 Common stock, $0.01 per share par value, 40,000
  shares authorized; 15,084 shares issued and
  14,942 shares issued at December 31, 1996,
  and 1995, respectively                                       150         149
 Capital in excess of par value                             34,378      33,271
 Retained earnings                                          32,744      37,395
 Treasury stock at cost, 810 shares at
  December 31, 1996, and 1995                               (5,270)     (5,266)
-------------------------------------------------------------------------------
   Total shareholders' equity                               62,002      65,549
-------------------------------------------------------------------------------
Total liabilities and shareholders' equity                $ 98,937    $ 99,060
===============================================================================

          See accompanying Notes to Consolidated Financial Statements.

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                                  Years Ended December 31
-------------------------------------------------------------------------------
(In thousands, except per share amounts)        1996        1995        1994
-------------------------------------------------------------------------------
Revenues                                      $129,243    $110,703    $ 99,068

Costs and expenses:
 Cost of revenues                               64,933      56,109      49,608
 Selling, general, and administrative           59,707      41,162      32,348
 Charge for purchased research and
  development                                    3,498       5,600          --
-------------------------------------------------------------------------------
   Total costs and expenses                    128,138     102,871      81,956
-------------------------------------------------------------------------------
Operating income                                 1,105       7,832      17,112
Interest income                                    567       1,925       1,020
Interest expense                                    93           8         330
Other, net                                         (39)       (626)        315
-------------------------------------------------------------------------------
Income from continuing operations
 before income taxes                             1,540       9,123      18,117
Provision for income taxes                         499       2,264       7,095
-------------------------------------------------------------------------------
Income from continuing operations                1,041       6,859      11,022
Discontinued operations:
 Income from discontinued operations,
  net of tax                                        --          76         321
 Gain on disposal of discontinued
  operations, net of tax                            --       4,720          --
-------------------------------------------------------------------------------
Net income                                    $  1,041    $ 11,655    $ 11,343
===============================================================================

Earnings per share from continuing
 operations                                   $   0.07    $   0.48    $   0.77
Earnings per share from discontinued
 operations                                         --        0.33        0.02
-------------------------------------------------------------------------------
Earnings per share                            $   0.07    $   0.81    $   0.79
===============================================================================

Weighted average number of common and
 common equivalent shares outstanding           14,564      14,434      14,280
-------------------------------------------------------------------------------

          See accompanying Notes to Consolidated Financial Statements.

                        COMPUTER LANGUAGE RESEARCH, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                        Years Ended 1996, 1995, and 1994
-------------------------------------------------------------------------------
                        Common Stock
                        ------------
                                        Capital in
(In thousands, except  Number of  Par   Excess of   Retained   Treasury
 per share amounts)     Shares   Value  Par Value   Earnings    Stock    Total
-------------------------------------------------------------------------------
Balance at
 December 31, 1993      14,655   $147   $ 31,559    $ 25,016   $(5,255) $51,467
  Net income                --     --         --      11,343        --   11,343
  Dividends ($0.36
   per share)               --     --         --      (5,007)       --   (5,007)
  Shares exercised under
   stock options           101     --        527          --       (11)     516
-------------------------------------------------------------------------------
Balance at
 December 31, 1994      14,756    147     32,086      31,352    (5,266)  58,319
  Net income                --     --         --      11,655        --   11,655
  Dividends ($0.40
   per share)               --     --         --      (5,612)       --   (5,612)
  Shares exercised under
   stock options           186      2      1,185          --        --    1,187
-------------------------------------------------------------------------------
Balance at
 December 31, 1995      14,942    149     33,271      37,395    (5,266)  65,549
  Net income                --     --         --       1,041        --    1,041
  Dividends ($0.40
   per share)               --     --         --      (5,692)       --   (5,692)
  Shares exercised under
   stock options           142      1      1,107          --        (4)   1,104
-------------------------------------------------------------------------------
Balance at
 December 31, 1996      15,084   $150   $ 34,378    $ 32,744   $(5,270) $62,002
===============================================================================

          See accompanying Notes to Consolidated Financial Statements.

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31
-------------------------------------------------------------------------------
(In thousands)                                  1996        1995        1994
-------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Income from continuing operations            $  1,041    $  6,859    $ 11,022
 Adjustments to reconcile income to net
  cash provided by operating activities:
   Depreciation expense                          6,407       5,717       6,589
   Amortization expense                         12,816       7,140       4,047
   Other, net                                       39         626        (315)
   Charge for purchased research and
    development                                  3,498       5,600          --
   Changes in assets and liabilities, net
    of effect of acquisitions and sale of
    discontinued operations:
     Decrease (increase) in accounts
      receivable                                   858      (6,510)        250
     Increase in current deferred taxes           (328)        (80)       (584)
     Decrease (increase) in other current
      assets                                      (967)        131       1,409
     Decrease in other assets                      272         142         194
     Increase (decrease) in accounts
      payable                                    1,513      (1,503)        875
     Increase (decrease) in accrued
      compensation, payroll taxes,
      and benefits                                (818)      1,378       2,130
     Increase (decrease) in deferred revenue      (677)      6,531         662
     Decrease in accrued support                (1,469)     (2,124)       (114)
     Decrease in other current liabilities      (2,887)     (2,200)     (1,244)
     Increase (decrease) in deferred income
      taxes                                     (1,162)     (2,708)        678
     Increase in other liabilities               1,181       1,094         185
     Cash provided by discontinued operations       --       1,318       1,599
-------------------------------------------------------------------------------
       Net cash provided by operating
        activities                              19,317      21,411      27,383
-------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Capital expenditures                           (6,353)     (5,426)     (4,188)
 Additions to software                          (7,627)     (7,809)     (4,693)
 Cash paid for acquisitions                    (12,746)    (16,186)     (4,300)
 Net proceeds from sale of discontinued
  operations                                        --       3,497          --
 Purchases of short-term investments                --        (160)    (16,771)
 Proceeds from sale of short-term investments       --      16,821      18,373
 Disposals of property and equipment                33         229       1,009
-------------------------------------------------------------------------------
       Net cash used in investing activities   (26,693)     (9,034)    (10,570)
-------------------------------------------------------------------------------

                        COMPUTER LANGUAGE RESEARCH, INC.

                                                  Years Ended December 31
-------------------------------------------------------------------------------
(In thousands)                                  1996        1995        1994
-------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from issuance of line of
  credit note payable                            2,000          --          --
 Payments on long-term debt                       (749)       (563)     (8,494)
 Proceeds from exercise of common
  stock options                                  1,104       1,187         516
 Payments of dividends                          (5,692)     (5,612)     (5,007)
-------------------------------------------------------------------------------
       Net cash used in financing
        activities                              (3,337)     (4,988)    (12,985)
-------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                   (10,713)      7,389       3,828
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                        13,641       6,252       2,424
-------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR      $  2,928    $ 13,641    $  6,252
===============================================================================

          See accompanying Notes to Consolidated Financial Statements.





                SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION

                                                  Years Ended December 31
-------------------------------------------------------------------------------
(In thousands)                                  1996        1995        1994
-------------------------------------------------------------------------------
Cash payments for:
 Interest (net of amounts capitalized)        $     --    $      8    $    399
 Income taxes (net of refunds)                $  3,400    $  6,851    $  7,583
===============================================================================



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-----------------------
NOTE 1.   ORGANIZATION

The Company, headquartered in Carrollton, Texas, maintains sales and support facilities throughout the United States and develops and provides tax and accounting software and services to accounting firms, banks, corporations, and partnerships under the trade name Fast-Tax. The Company also develops and markets residential real estate property management software and services to large property management firms and owners of multifamily properties under the trade name Rent Roll.

-----------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 1996, and $12.6 million and $4.6 million at December 31, 1995, and 1994, respectively.

DEPRECIATION - Property and equipment are recorded at cost, and depreciation is computed using the straight-line method over the following estimated useful lives:

    Buildings and improvements ............  5-30 years
    Data processing equipment .............  1-5 years
    Furniture, fixtures, and equipment ....  5-10 years

Amortization reported in the Consolidated Statements of Cash Flows includes amortization of software, intangible assets, and assets recorded under capital leases.

SOFTWARE COSTS - Internally developed software costs are capitalized after the establishment of technological feasibility and are amortized over their estimated economic life, generally three years, commencing when each product is available for general release. Internally developed software costs capitalized, including interest, were $7.1 million, $7.1 million, and $4.2 million, in 1996, 1995, and 1994, respectively.

Amortization is based on the greater of a percentage of current product revenues to total estimated product revenues or straight-line over the expected life of the product. The Company recognized amortization expense applicable to internally developed software of $3.7 million, $3.1 million, and $2.6 million, during 1996, 1995, and 1994, respectively.

INTANGIBLE ASSETS - Intangible assets primarily represent costs allocated to customer lists, noncompete agreements, and other specifically identifiable intangibles arising from acquisitions (see Notes 3 and 6). Intangible assets also include cost in excess of fair values of net assets acquired (goodwill) in connection with these acquisitions. These assets are carried at cost less accumulated amortization which is calculated on a straight-line basis over the estimated useful lives of the assets which range from 2.5 to 9 years.

-----------------------------------------------------------------
NOTE 2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Amortization of intangible assets was $4.3 million, $2.3 million, and $1.5 million, for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company periodically reviews intangible assets to assess recoverability, and impairments would be recognized in operating results if a permanent reduction in value were to occur.

INCOME TAXES - The liability method is used in accounting for income taxes. Deferred tax assets and liabilities are determined based on the differences between financial reporting and the tax bases of assets and liabilities, and are measured using the currently enacted tax rates and laws. See also Note 9.

REVENUE RECOGNITION - The Company provides tax and accounting information software and services, and residential real estate property management software and services. Revenues from contracts based on a per return/report charge are recognized during the month in which the services are provided. Revenues from site-license agreements are based on annual fees which include tax processing, software, and support for the client throughout the year. These fees are recognized ratably over the annual contract period. Sales of software and tax processing systems are recognized when shipped. Revenues for maintenance contracts are recognized ratably over the respective contract period.

RESEARCH AND DEVELOPMENT - Research and development costs are expensed as incurred and consist principally of certain software development costs incurred prior to achieving technological feasibility. Research and development expenses were $6.2 million, $3.8 million, and $5.1 million in 1996, 1995, and 1994, respectively.

EARNINGS PER SHARE - Earnings per share are computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent the dilutive effect of the assumed exercise of outstanding stock options using the treasury stock method. No difference exists between primary and fully diluted earnings per share.


-----------------------
NOTE 3.   ACQUISITIONS

During 1996 the Company completed nine acquisitions at a total cost of $18.4 million, which consisted of $12.7 million in cash paid at closing and liabilities of $5.7 million.

The acquisitions completed in the first quarter of 1996 were: (i) E.F. Haskell & Associates, Inc. - practice management software, (ii) Axtell Development Corporation - fixed asset management software, (iii) Credit Interfaces, Inc. and Renter Index, Inc. - applicant screening and other information services, (iv) Project Data Systems, Inc. - affordable housing property management software, and (v) Crystal Solutions, LLC - apartment asset management software.

In the third quarter of 1996 the acquisitions completed were: (i) A&M Software, Inc. - affordable housing property management software, and (ii) Automated Research Technology Inc. - apartment eviction database. In the fourth quarter of 1996 the Rural Housing Services assets of Castle Lake Software, Inc. were acquired.

-----------------------------------
NOTE 3.   ACQUISITIONS (Continued)

Based on appraised value, a portion of the combined purchase price was allocated to purchased research and development (R&D) which had not reached technological feasibility and had no alternative future use. The allocation resulted in a $3.5 million charge to the Company's operations in the first quarter of 1996. The remainder of the combined purchase price was allocated to software, goodwill, and other intangibles of $4.6 million, $3.0 million, and $5.3 million, respectively, with the balance allocated to miscellaneous assets. The software, goodwill, and other intangibles will be amortized over weighted-average lives of
2.4 years, 5.0 years, and 4.6 years, respectively.

During 1995 the Company completed three acquisitions at a total cost of $21.2 million, which consisted of $15.5 million in cash paid at closing, an unsecured note payable of $2.2 million, and liabilities of $3.5 million.

The asset acquisitions completed in April, June, and December 1995, respectively, were: (i) Sequel/ McGladrey Software - auditing software product line, (ii) Rent Roll, Inc. - residential property management software, and (iii) the corporate tax compliance software business of Price Waterhouse, LLP (PW).

Based on appraised value, a portion of the PW purchase price was allocated to purchased R&D which had not reached technological feasibility and had no alternative future use. This allocation resulted in a $5.6 million charge to the Company's operations in the fourth quarter of 1995. The remaining combined purchase price of the 1995 acquisitions was allocated to software, goodwill, and other intangibles of $4.0 million, $3.8 million, and $6.7 million, respectively, with $1.1 million allocated to miscellaneous assets. The software, goodwill, and other intangibles will be amortized over weighted-average lives of 4.4 years, 5.0 years, and 5.0 years, respectively.

All acquisitions were financed from the Company's cash flow (except as noted above) and have been accounted for under the purchase method of accounting. The results of their operations have been included in the Company's Consolidated Financial Statements since their respective acquisition dates.

The following unaudited pro forma summary presents the consolidated results of operations as if the 1996 acquisitions discussed above had occurred as of the beginning of each year presented. In order to provide meaningful pro forma results, comparative financial information for the 1995 acquisitions has also been included. The pro forma results give effect to certain adjustments, including amortization of assets acquired, a reduction of support costs, an increase in consulting expense, reductions in compensation and rent expense, decreased interest income due to acquisition costs, and the related income tax effects. The results do not include the $5.6 million and $3.5 million charges for purchased R&D. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisitions been made as of those dates, nor does it purport to represent future operations of the Company.

-----------------------------------
NOTE 3.   ACQUISITIONS (Continued)

----------------------------------------------------------------------
(In thousands, except per
share amounts)                                      1996       1995
----------------------------------------------------------------------
Pro forma
 Revenue                                          $133,311   $137,234
 Net income from continuing operations               2,233      2,545
 Net income                                          2,233      7,341
 Earnings per share from continuing operations    $   0.15   $   0.18
 Earnings per share                               $   0.15   $   0.51
----------------------------------------------------------------------


--------------------------------
NOTE 4.   MARKETABLE SECURITIES

The Company's cash equivalents were classified as available-for-sale securities. At December 31, 1995, cash equivalents were invested in a money market mutual fund. The investments were carried at fair value as determined by a quoted market price. The cost of securities sold is based on the average cost method. Gross sale proceeds from available-for-sale securities were $91.0 million, $175.0 million, and $103.3 million in 1996, 1995, and 1994, respectively. Realized and unrealized gains/losses were not significant for 1996, 1995, or 1994.


-----------------------------
NOTE 5.   RISK CONCENTRATION

The Company maintains cash and cash equivalents with various high quality financial institutions. Cash equivalents are invested in a money market mutual fund. The Company's investment policy limits the Company's exposure to concentrations of credit risk. The Company has not incurred losses related to these investments.

The Company has clients that are dispersed across different geographic areas and to a lesser extent among different industries. The Company has a heavy concentration of clients in accounting firms nationwide and maintains an allowance for losses based upon the expected collectibility of all accounts receivable.

No single customer accounted for 10% or more of the Company's consolidated revenues in 1996, 1995, or 1994. The Company provides tax processing services, software, and support to each of the six largest accounting firms in the United States. While the loss of any one of these customers would not have a material adverse consequence to the Company, the loss of more than one of these customers could.

---------------------------------------
NOTE 6.   INTANGIBLES AND OTHER ASSETS

---------------------------------------------------------------------
(In thousands)                                      1996       1995
---------------------------------------------------------------------
Customer lists                                    $  7,675   $  7,675
Cost in excess of fair values of net assets
 acquired (Goodwill)                                 7,656      4,223
Noncompete agreements                                5,449      3,445
Trained workforce                                    3,997      3,686
Other intangibles                                    2,000        500
Other assets                                         1,282        268
---------------------------------------------------------------------
                                                    28,059     19,797
Less accumulated amortization                        8,952      5,219
---------------------------------------------------------------------
                                                  $ 19,107   $ 14,578
---------------------------------------------------------------------

For a discussion related to additions, see Note 3.


-------------------------------------------
NOTE 7.   LONG-TERM DEBT AND NOTES PAYABLE

During 1995 the Company had an unsecured loan agreement which provided a $12.0 million revolving credit loan and letter of credit facility. The available funds were based on eligible receivables and inventory.

On December 21, 1995, the Company entered into an unsecured $20.0 million revolving credit/term facility (the "Facility") which replaced the agreement discussed above. The Facility will be fully revolving for two years, after which time the Company must begin quarterly principal payments equal to one-sixteenth of the outstanding principal balance with all outstanding principal and interest due and payable in full on December 21, 2000. The Facility requires that if the outstanding balance exceeds $10.0 million at the end of a quarter, a $10.0 million portion will convert to a term loan and fully amortize over four years. The Facility also provides for the Company to elect term loan conversions with a $5.0 million minimum, which will fully amortize over four years. The rate of interest payable is the lesser of, at the Company's option, the prime rate or the interbank offering rate plus a margin, which is dependent on the Company's fixed charge coverage ratio and can range from 0.875% to 1.5%.

The Company had borrowings of $2.0 million outstanding under the Facility at December 31, 1996. The rate of interest payable on 1996 borrowings was 8.25% per annum.

At the lender's option, the revolving credit termination date and the Facility expiration date may be extended. The agreement includes customary financial covenants requiring a minimum net worth, debt-to-net worth, debt coverage and current ratios. The agreement also includes customary restrictions upon investments, indebtedness, and the sale of certain assets.

The long-term debt reflected on the balance sheet at December 31, 1996, and 1995, consists of the unsecured note payable executed in connection with the Sequel/McGladrey software acquisition (see Note 3). Under the terms of the

-------------------------------------------------------
NOTE 7.   LONG-TERM DEBT AND NOTES PAYABLE (Continued)

note, the Company is obligated to make quarterly principal payments of $187,500, plus interest at 9% per annum. The loan is due and payable in full on March 31, 1998.

The carrying amount of the note payable and long-term debt approximates fair value, as the interest rates are not materially different from the prime rate at December 31, 1996, and 1995.


----------------------------------------
NOTE 8.   COMMITMENTS AND CONTINGENCIES

Aggregate annual rental commitments at December 31, 1996, under operating leases with initial or remaining noncancelable lease terms greater than one year are:

----------------------------------------
(In thousands)
----------------------------------------
1997                             $ 1,636
1998                               1,336
1999                                 882
2000                                 618
2001                                 302
Thereafter                            36
-----------------------------------------
Total minimum lease payments     $ 4,810
-----------------------------------------

Rent expense was $2.7 million, $2.0 million, and $1.9 million in 1996, 1995, and 1994, respectively.

In December 1995, the Company entered into a five-year consulting services agreement with Price Waterhouse LLP (PW). Under the terms of the agreement, certain PW partners will be made available to the Company on a full-time basis to assist it in integrating the Company's corporate tax software compliance business (see Note 3). At December 31, 1996, the Company is committed to pay PW $5.0 million over the remaining four years of the contract. The Company has accrued a total of $3.1 million ($1.9 million during the fourth quarter of 1996) as a result of its decisions to exercise options allowing for the early termination of a portion of the consulting services.

The Company is from time to time subject to litigation. Management believes that the probable resolution of current litigation will not materially affect the financial position of the Company.

-----------------------
NOTE 9.   INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996, and 1995, are as follows (in thousands):

---------------------------------------------------------------------
                                                    1996       1995
---------------------------------------------------------------------
Deferred tax assets:
 Book depreciation in excess of
  tax depreciation                                $    769   $     --
 Tax basis in excess of book basis
  in land                                              730        730
 Cash basis adjustments for reserves                 2,689      2,788
 Amortization of intangibles                         4,162      3,125
 Other                                                 512        348
---------------------------------------------------------------------
Total deferred tax assets                            8,862      6,991
Valuation allowance for deferred tax assets           (833)      (833)
---------------------------------------------------------------------
Deferred tax assets                                  8,029      6,158
---------------------------------------------------------------------
Deferred tax liabilities:
 Tax depreciation in excess of book depreciation        --        456
 Software development costs capitalized for book     5,361      4,144
 Other                                                 953        670
---------------------------------------------------------------------
Deferred tax liabilities                             6,314      5,270
---------------------------------------------------------------------
Net deferred tax assets                           $  1,715   $    888
---------------------------------------------------------------------

Income tax expense has been allocated to:

---------------------------------------------------------------------
                                         1996       1995       1994
---------------------------------------------------------------------
Income from continuing operations      $    499   $  2,264   $  7,095
Income from discontinued operations          --         36        197
Gain on disposal of discontinued
 operations                                  --      3,052         --
---------------------------------------------------------------------
Total                                  $    499   $  5,352   $  7,292
---------------------------------------------------------------------

-----------------------------------
NOTE 9.   INCOME TAXES (Continued)

Significant components of the provision for income taxes attributable to continuing operations are as follows:

---------------------------------------------------------------------
                                         1996       1995       1994
---------------------------------------------------------------------
Current:
 Federal                               $  2,149   $  3,990   $  6,014
 State                                     (180)       956        959
---------------------------------------------------------------------
Total current                             1,969      4,946      6,973
---------------------------------------------------------------------
Deferred:
 Federal                                 (1,296)    (2,271)       109
 State                                     (174)      (411)        13
---------------------------------------------------------------------
Total deferred                           (1,470)    (2,682)       122
---------------------------------------------------------------------
Total current and deferred             $    499   $  2,264   $  7,095
---------------------------------------------------------------------

The reconciliation of income tax attributable to continuing operations computed at the U.S. federal statutory tax rates to income tax expense is:

---------------------------------------------------------------------
                                         1996       1995       1994
---------------------------------------------------------------------
Tax at U.S. statutory rates            $    539   $  3,193   $  6,325
State taxes                                (230)       342        597
Purchased R&D with no future
 tax benefit                                476         --         --
R&D tax credit                             (557)    (1,353)        --
Meals and entertainment                     228        191        131
Goodwill                                     66         32          9
Increase in valuation allowance              --        203         --
Other                                       (23)      (344)        33
---------------------------------------------------------------------
Income tax expense                     $    499   $  2,264   $  7,095
---------------------------------------------------------------------


------------------------
NOTE 10.  Stock Options

In 1982, the shareholders of the Company adopted a stock option plan which provides for options to be granted to members of management and key nonmanagement employees of the Company for the purchase of common stock. The term of each option is determined at grant by the Board of Directors' Compensation Committee. The plan, as amended in April 1993, provides that a maximum of 1,500,000 shares are available for grant, and terminates on December 31, 2002.

------------------------------------
NOTE 10.  Stock Options (Continued)

In February 1997, the Board of Directors adopted the 1997 Stock Incentive Plan for the Company under which 1,000,000 shares of common stock are available for future grants. The Board of Directors also approved the 1997 Stock Incentive Plan for the Company's wholly-owned subsidiary, Rent Roll, Inc. (Rent Roll), and recommended that the Rent Roll Board of Directors adopt such Plan under which 2,000,000 shares of Rent Roll's common stock are available for future grants. The plans are subject to shareholder approval at the Company's annual meeting of shareholders on May 1, 1997.

In May 1995, the shareholders of the Company approved a stock option plan which provides for options to be granted to non-employee directors of the Company for purchase of common stock. The plan provides that a maximum of 250,000 shares are available for the grant of options and terminates on August 4, 2004.

The exercise price of the options (under the current plans) is determined by the fair market value of the Company's common stock on the date of grant. Stock options currently outstanding under both plans become exercisable in 20% annual installments beginning in the year following the grant. Total options out-standing which were exercisable amounted to 338,353 at December 31, 1996, 270,383 at December 31, 1995, and 260,582 at December 31, 1994.

Information with respect to these plans follows:

          Management and Key Nonmanagement Employees
---------------------------------------------------------------
                                     Price per        Number of
Options                                Share           Shares
---------------------------------------------------------------
Balance at Dec. 31, 1993          $ 3.56 - $ 6.25      917,300
1994 Activity:
 Granted                          $ 8.25 - $ 9.00      125,000
 Canceled                         $ 3.56 - $ 4.50       57,800
 Exercised                        $ 3.56 - $ 4.50      100,918
---------------------------------------------------------------
Balance at Dec. 31, 1994          $ 3.56 - $ 9.00      883,582
1995 Activity:
 Granted                          $ 8.00 - $10.25      303,350
 Canceled                         $ 3.56 - $10.25       52,000
 Exercised                        $ 3.56 - $ 9.00      185,499
---------------------------------------------------------------
Balance at Dec. 31, 1995          $ 3.56 - $10.25      949,433
1996 Activity:
 Granted                          $15.63 - $16.00      160,000
 Canceled                         $ 3.63 - $16.00      197,600
 Exercised                        $ 3.56 - $ 9.00      142,650
---------------------------------------------------------------
Balance at Dec. 31, 1996          $ 3.56 - $16.00      769,183
---------------------------------------------------------------
Shares reserved for options
 outstanding and future options
 at Dec. 31, 1996                                      906,988
---------------------------------------------------------------

------------------------------------
NOTE 10.  Stock Options (Continued)

                    Non-Employee Directors
---------------------------------------------------------------
                                     Price per        Number of
Options                                Share           Shares
---------------------------------------------------------------
Balance at Dec. 31, 1994                 --                 --
1995 Activity:
 Granted                          $ 8.00 - $ 9.75       50,000
---------------------------------------------------------------
Balance at Dec. 31, 1995          $ 8.00 - $ 9.75       50,000
1996 Activity:
 Granted                              $15.75            12,500
---------------------------------------------------------------
Balance at Dec. 31, 1996          $ 8.00 - $15.75       62,500
---------------------------------------------------------------
Shares reserved for options outstanding
 and future options at Dec. 31, 1996                   250,000
---------------------------------------------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS123). The new accounting standards prescribed are optional, and the Company has elected to continue accounting for its stock option plans under APB Opinion No. 25, and has adopted the disclosure-only provisions of SFAS123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost been determined based on the fair value of the options at the grant date for awards in 1995 and 1996, consistent with the provisions of SFAS123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

---------------------------------------------------------------------
(In thousands, except per share amounts)            1996       1995
---------------------------------------------------------------------
Pro forma net income                              $    896   $ 11,601
Pro forma earnings per share                      $   0.06   $   0.81
---------------------------------------------------------------------

Because SFAS123 is applicable only to options and stock-based awards granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1999.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

---------------------------------------------------------------------
                                                    1996       1995
---------------------------------------------------------------------
Risk-free interest rate                              6.2%       6.3%
Expected dividend yield                              2.5%       3.9%
Expected volatility                                 35.9%      37.2%
Expected lives                                     5.0 yrs    5.0 yrs
Weighted average remaining contractual life        5.0 yrs    5.8 yrs
---------------------------------------------------------------------

------------------------------------
NOTE 10.  Stock Options (Continued)

The weighted average fair value of options granted in 1996 and 1995 was $5.23 and $3.04, respectively.

Weighted average exercise prices are as follows:

---------------------------------------------------------------------
                                         1996       1995       1994
---------------------------------------------------------------------
Outstanding at Jan. 1                  $   6.84   $   4.89   $   4.19
Granted                                   15.93      10.06       8.72
Canceled                                  10.13       5.33       4.03
Exercised                                  4.57       4.10       3.82
Outstanding at Dec. 31                     8.33       6.84       4.89
Excercisable at Dec. 31                    5.77       4.62       4.02
---------------------------------------------------------------------

Certain information is being presented based on a range of exercise prices as follows:

---------------------------------------------------------------------
                                       $  3.56-   $  8.00-   $ 15.63-
                                       $  6.25    $ 12.00    $ 16.00
---------------------------------------------------------------------
Number of shares outstanding            324,833    394,350    112,500
Weighted-average exercise price
 of shares outstanding                 $   4.09   $   9.66   $  15.89
Weighted-average remaining
 contractual life                       3.5 yrs    6.0 yrs    6.0 yrs
Number of shares exercisable            226,083    109,770      2,500
Weighted-average exercise price
 of shares exercisable                 $   3.94   $   9.33   $  15.75
---------------------------------------------------------------------


----------------------------------
NOTE 11.  DISCONTINUED OPERATIONS

In June 1995, the Company sold substantially all of the assets of its wholly-owned subsidiary, Electronic Form Systems Incorporated (EFS), to Vanier Graphics Corporation, a wholly-owned subsidiary of American Business Products, Inc.
(ABP).  The operating results of EFS were treated as discontinued operations.
As consideration for the sale, the Company received cash of $3.0 million, shares of ABP common stock valued at $6.0 million and a receivable for $0.8 million, which was paid in full by October 1995. The sale resulted in a gain of $4.7 million, net of taxes of $3.1 million.

The ABP common stock received was subsequently sold on the open market with an immaterial gain, and the proceeds are included in proceeds from sale of short-term investments on the Consolidated Statements of Cash Flows.

Report of Ernst & Young LLP,
Independent Auditors



To the Board of Directors and Shareholders of Computer Language Research, Inc.



We have audited the accompanying consolidated balance sheets of Computer Language Research, Inc. (the "Company") as of December 31, 1996, and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1996, and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             Ernst & Young LLP



Dallas, Texas
February 14, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information concerning the Directors of the Company is incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

Information concerning the executive officers of the Company is as follows:

                                                                      EXECUTIVE
                                                                       OFFICER
                           AGE                  OFFICE                  SINCE
                           ---        --------------------------      ---------
   Charles A. Cappiccille   50        Group Vice President              1996
                                      Bank Market

   James J. Charles         50        Group Vice President              1996
                                      Core Technology

   Robert H. Dilworth       50        Vice President,                   1995
                                      Business Development
                                      and Investor Relations

   Lynn J. Finlinson        49        President                         1996
                                      Rent Roll, Inc.

   Douglas H. Gross         53        Vice President,                   1990
                                      Secretary, and
                                      General Counsel

   G. Allen Harris          46        Group Vice President              1996
                                      Corporate Tax Market

   M. Brian Healy           53        Group Vice President,             1989
                                      Finance and Administration
                                      and Chief Financial Officer

   Charles W. Hill          57        Controller and Treasurer          1987

   William T. Lynch         50        Group Vice President              1996
                                      Accounting Tax Market

   Francis W. Winn          79        Chairman of the Board             1969

   Stephen T. Winn          50        President, Chief Executive        1971
                                      Officer, and Director

Mr. Cappiccille is the Group Vice President of the bank segment with responsibility for sales, marketing, product development, and support. He joined the Company in July 1992 with the acquisition of FTS Corporation. He had been associated with FTS since its inception in 1981 and was with CCH Computax from 1986 until 1992.

Mr. Charles joined the Company in 1983 and has served as the leader of various business units of the Company including bank, corporate, partnership, and product development. Prior to joining the Company (1979 to 1983), he was a founder, partner, and senior vice president of operations for Just Technical Associates (JTA), which provided systems programming and strategic planning to technology related industries. Prior to joining JTA, he was employed by Electronic Data Systems where he served in various technical and managerial positions. Currently he serves on the technical advisory councils of Lotus Development and Sybase Corporations.

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

Mr. Finlinson serves as President of Rent Roll, Inc., which was acquired by CLR in June of 1995 and later incorporated as a wholly-owned subsidiary in December of that year. Mr. Finlinson has over 17 years of experience in the real estate industry including management, property development, investment, and software development. Prior to joining CLR, he was a founding owner and CEO of Rent Roll, Inc., a software and services provider to the multifamily housing management industry, for over eight years.

Mr. Gross joined the Company as General Counsel and was elected Secretary in March 1990; in February 1993, he was elected a Vice President. From September 1987 until joining the Company, he served as General Counsel to Redman Industries, the country's second largest builder of manufactured housing and a manufacturer of building products. From January 1986 until September 1987, he served as General Counsel to MidSouth Pepsi Bottling, Inc., the country's largest, privately held Pepsi-Cola franchisee. Prior to 1986 Mr. Gross served in the law departments of Westinghouse Electric Corporation and PepsiCo, Inc.

Mr. Harris joined the Company in February 1994 and serves as the Group Vice President of the corporate segment with responsibility for product development, sales, marketing, and support for all products delivered to the corporate marketplace. Mr. Harris has more than 23 years of experience in the information technology industry. He was formerly a management consulting partner with Ernst & Young and held a key position with Dun & Bradstreet Software, formerly MSA Software.

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

Mr. Lynch joined the Company in October 1978 in a sales and operations position. Since joining the Company, he has served in various sales, marketing, and operational capacities. Prior to joining the Company, he was employed by CCH Computax, Inc. for 10 years in various technical and managerial positions.

Francis W. Winn, the founder of the Company and a Director since 1969, served as its Chairman of the Board and President from February 1969 until May 1977, and continues to serve as Chairman of the Board. Prior to founding the Company, Mr. Winn was employed by various petroleum or petroleum-related companies in research management. Mr. Winn is the father of Stephen T. Winn and Dr. David L. Winn and the father-in-law of James R. Dunaway, Jr., all Directors of the Company.

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

Based solely on the review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during 1996 all Section 16 (a) filing requirements applicable to its greater than 10% beneficial owners, directors, and officers were complied with.


ITEM 11.  EXECUTIVE COMPENSATION

Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders except as set forth in such Proxy Statement. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders except as set forth in such Proxy Statement. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated herein by reference to the Company's Definitive Proxy Statement for the Company's Annual Meeting of Shareholders except as set forth in such Proxy Statement. It is expected such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days subsequent to December 31, 1996.


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements

          The consolidated financial statements included in Item 8, Financial Statements and Supplementary Data, are set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 46 of this report.

     2.   Financial Statement Schedules

          The consolidated financial statement schedule is set forth in the Index to Financial Statements and Financial Statement Schedules listed on page 46 of this report.

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

          3.07 Amended and restated Bylaws of Registrant, effective February 22, 1996, and included herewith.

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

         10.04 Registrant's Non-Employee Directors' 1994 Stock Option Plan (incorporated herein by reference to Exhibit 99.1 to Registrant's Registration Statement on Form S-8, Registration No. 33-61457, filed with the Securities and Exchange Commission).

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

         10.08 Employment, Confidentiality & Noncompete Agreement dated June 16, 1995, between Registrant and Lynn J. Finlinson (incorporated herein by reference to Exhibit 10.09 to Registrant's Annual Report on Form 10-K for the year ended December 31, 1995, filed with the Securities and Exchange Commission).

         21.01   Subsidiaries of Computer Language Research, Inc.

         23.01   Consent of Ernst & Young LLP, independent auditors.

(b) Reports on Form 8-K. No reports were filed on Form 8-K during the fourth quarter of 1996.

                        INDEX TO FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULES

                                   ITEM 14 (a)



                                                                        Page
                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS

  Consolidated Balance Sheets at December 31, 1996 and 1995 ........     22

  Consolidated Statements of Income for the Years Ended
   December 31, 1996, 1995, and 1994 ................................    24

  Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 1996, 1995, and 1994 ....................    25

  Consolidated Statements of Cash Flows for the Years
   Ended December 31, 1996, 1995, and 1994 ..........................    26

  Notes to Consolidated Financial Statements ........................    27

  Report of Independent Auditors ....................................    39




CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

  Schedule II -- Valuation and Qualifying Accounts ...................   47


All other schedules are omitted as the required information is inapplicable.

                                                             SCHEDULE II


                        COMPUTER LANGUAGE RESEARCH, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

        For Each of the Three Years in the Period Ended December 31, 1996
                                 (In thousands)




                         Allowance for Doubtful Accounts
                         -------------------------------


                                   Charged to
                    Beginning      Costs and      Deductions      Ending
        Year         Balance        Expenses      and Other       Balance
        ----        ---------      ----------     ----------      -------

        1994          $ 989          $ 278          $ 662          $ 605
        1995          $ 605          $ 271          $ 268          $ 608
        1996          $ 608          $ 187          $  (5)         $ 800

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 COMPUTER LANGUAGE RESEARCH, INC.


                                 By:  M. Brian Healy
                                      ----------------------------------
                                      M. Brian Healy
                                      Group Vice President, Finance and
                                      Administration and Chief Financial
                                      Officer
                                      (Principal Financial and
                                      Accounting Officer)


Date:  March 21, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 21, 1997.


Francis W. Winn                       Max D. Hopper
----------------------------------    ----------------------------------
Francis W. Winn                       Max D. Hopper
Chairman of the Board                 Director


Stephen T. Winn                       Merle J. Volding
----------------------------------    ----------------------------------
Stephen T. Winn                       Merle J. Volding
President, Chief Executive            Director
Officer, and Director
(Principal Executive Officer)


M. Brian Healy                        David L. Winn
----------------------------------    ----------------------------------
M. Brian Healy                        David L. Winn
Group Vice President, Finance         Director
and Administration and Chief
Financial Officer
(Principal Financial and
Accounting Officer)


James R. Dunaway
----------------------------------
James R. Dunaway
Director