Form 10-Q
period 1997-03-31
COMPUTER LANGUAGE RESEARCH INC
filed 1997-05-13
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                  Yes    X                                  No
                        ---                                       ---

                                                          Outstanding at
            Class of Common Stock                         April 30, 1997
            ---------------------                       -----------------
               $0.01 par value                          14,403,061 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                                 March 31, 1997



                                TABLE OF CONTENTS



        ITEM                                                      PAGE
        ----                                                      ----

                         PART I.  FINANCIAL INFORMATION

         1     FINANCIAL STATEMENTS (Unaudited)

               Consolidated Balance Sheets .....................   1-2

               Consolidated Statements of Income ...............     3

               Consolidated Statements of Cash Flows ...........     4

               Notes to Consolidated Financial Statements ......   5-6

         2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..  7-11


                           PART II.  OTHER INFORMATION

         4     SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS ...............................    12

         6     EXHIBITS AND REPORTS ON FORM 8-K ................    13

                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.
                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)

                                                March 31            December 31
                                          ---------------------     -----------
                                            1997         1996           1996
                                          --------     --------     -----------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ...........    $  7,560     $ 13,631       $  2,928
 Accounts receivable, less allowance
  for doubtful accounts of $892 at
  March 31, 1997, $844 at
  March 31, 1996, and $800
  at December 31, 1996 ...............      31,544       23,569         27,104
 Other current assets ................       3,923        3,716          5,042
                                          --------     --------     ----------
   Total current assets ..............      43,027       40,916         35,074
                                          --------     --------     ----------
PROPERTY AND EQUIPMENT, AT COST:
 Land ................................       2,584        2,584          2,584
 Buildings and improvements ..........      16,915       16,781         16,866
 Data processing equipment ...........      31,296       33,294         33,933
 Furniture, fixtures, and
  equipment ..........................       7,359        8,742          9,086
                                          --------     --------     ----------
                                            58,154       61,401         62,469
 Less accumulated depreciation .......      38,613       40,804         41,581
                                          --------     --------     ----------
   Net property and equipment ........      19,541       20,597         20,888
                                          --------     --------     ----------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated
  amortization of $30,837 at
  March 31, 1997, $22,134 at
  March 31, 1996, and $28,694
  at December 31, 1996 ...............      23,156       23,817         23,868
 Intangibles and other assets, net
  of accumulated amortization of
  $10,186 at March 31, 1997,
  $6,297 at March 31, 1996, and
  $8,952 at December 31, 1996 ........      17,787       19,098         19,107
                                          --------     --------     ----------
   Total other noncurrent assets .....      40,943       42,915         42,975
                                          --------     --------     ----------
    Total assets .....................    $103,511     $104,428       $ 98,937
                                          ========     ========     ==========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                                                March 31            December 31
                                          ---------------------     -----------
                                            1997         1996           1996
                                          --------     --------     -----------
                                               (Unaudited)
CURRENT LIABILITIES:
 Notes payable .......................    $     --     $     --       $  2,000
 Accounts payable ....................       2,398        2,415          3,124
 Accrued compensation, payroll taxes,
  and benefits .......................       6,547        6,945          7,950
 Deferred revenue ....................      11,346       12,340          9,619
 Accrued support .....................       1,202        1,985          1,264
 Income taxes payable ................       4,289          261             --
 Other current liabilities ...........       4,550        6,888          5,634
 Current portion of long-term debt ...         750          750            750
                                          --------     --------     ----------
   Total current liabilities .........      31,082       31,584         30,341
                                          --------     --------     ----------
NONCURRENT LIABILITIES:
 Long-term debt ......................          --          750            188
 Other liabilities ...................       4,142        5,216          5,700
 Deferred income taxes ...............         706        1,450            706
                                          --------     --------     ----------
   Total noncurrent liabilities ......       4,848        7,416          6,594
                                          --------     --------     ----------
COMMITMENTS AND CONTINGENCIES ........          --           --             --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding ...................          --           --             --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  15,105 shares issued at  March 31,
  1997, 15,002 shares issued at
  March 31, 1996, and 15,084 shares
  issued at December 31, 1996 ........         150          150            150
 Capital in excess of par value ......      39,075       33,794         34,378
 Retained earnings ...................      38,127       36,750         32,744
 Treasury stock at cost, 810 shares ..      (5,270)      (5,266)        (5,270)
 Deferred compensation ...............      (4,501)          --             --
                                          --------     --------     ----------
   Total shareholders' equity ........      67,581       65,428         62,002
                                          --------     --------     ----------
    Total liabilities and
     shareholders equity .............    $103,511     $104,428       $ 98,937
                                          ========     ========     ==========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                      Three Months Ended
                                                           March 31
                                                      -------------------
                                                        1997       1996
                                                      --------   --------
Revenues .........................................    $ 44,994   $ 35,847
                                                      --------   --------
Costs and expenses:
 Cost of revenues ................................      19,669     18,695
 Selling, general, and administrative ............      14,216     12,587
 Charge for purchased research and development ...          --      3,498
                                                      --------   --------
   Total costs and expenses ......................      33,885     34,780
                                                      --------   --------
Operating income .................................      11,109      1,067
Interest income ..................................          79        165
Interest expense .................................          25         24
Other, net .......................................           2        (19)
                                                      --------   --------
Income before income taxes .......................      11,165      1,189
Provision for income taxes .......................       4,354        416
                                                      --------   --------
Net income .......................................    $  6,811   $    773
                                                      ========   ========

Earnings per share ...............................    $   0.47   $   0.05
                                                      ========   ========

Dividends per share ..............................    $   0.10   $   0.10
                                                      ========   ========

Weighted average number of common and common
 equivalent shares outstanding ...................      14,644     14,608
                                                      ========   ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                      Three Months Ended
                                                           March 31
                                                      -------------------
                                                        1997       1996
                                                      --------   --------
OPERATING ACTIVITIES:
 Net income ......................................    $  6,811   $    773
 Adjustments to reconcile income to net cash
  provided by operating activities:
   Depreciation and amortization .................       5,240      4,427
   Amortization of deferred compensation .........          42         --
   Charge for purchased research and development .          --      3,498
   Other, net ....................................          (2)        19
   Changes in assets and liabilities, net of
    effect of acquisitions .......................      (2,052)     3,726
                                                      --------   --------
     Net cash provided by operating activities ...      10,039     12,443
                                                      --------   --------
INVESTING ACTIVITIES:
 Capital expenditures ............................        (443)    (1,499)
 Additions to software ...........................      (1,541)    (1,898)
 Cash paid for acquisitions ......................          --     (7,979)
 Disposals of property and equipment .............          39          4
                                                      --------   --------
   Net cash used in investing activities .........      (1,945)   (11,372)
                                                      --------   --------
FINANCING ACTIVITIES:
 Payments on line of credit note payable .........      (2,000)        --
 Payments on long-term debt ......................        (188)      (187)
 Proceeds from exercise of common stock options ..         154        524
 Payment of dividends ............................      (1,428)    (1,418)
                                                      --------   --------
     Net cash used in financing activities .......      (3,462)    (1,081)
                                                      --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS .....................................       4,632        (10)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .       2,928     13,641
                                                      --------   --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......    $  7,560   $ 13,631
                                                      ========   ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)


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

     In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals except for the charge for purchased research and development in
     1996) for a fair presentation of the Company's consolidated financial position and results of operations. The results of operations for the three-month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   ACQUISITIONS

     During 1996 the Company completed nine acquisitions at a total cost of approximately $18.4 million, which consisted of $12.7 million in cash and liabilities of $5.7 million. The following unaudited pro forma summary presents the consolidated results of operations for the three months ended March 31, 1996, as if the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments which include amortization of assets acquired, decreased interest income due to acquisition costs, and the related income tax effects. These pro forma results have been prepared for comparative purposes only and are not necessarily indicative of what the actual results of operations would have been had the acquisitions been made as of those dates, nor does it purport to represent future operations of the Company.


         (In thousands, except per share amounts)        1996
         ----------------------------------------      --------
         Pro forma revenue                             $ 38,133
         Pro forma net income                          $    362
         Pro forma earnings per share                  $   0.02

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 1997
                                   (Unaudited)


3.   INCOME TAXES

     Estimated income tax expense for the first three months of 1997 increased to 39.0% of income before taxes from 35.0% in 1996. The lower tax rate in 1996 is due to the Research and Experimentation Credit regulation in effect in 1996. The benefit from this regulation is expected to be substantially lower in 1997, depending on when, and if, Congress extends the regulation which currently expires in May. Additionally the state income tax expense in 1997 is anticipated to be higher than in the prior year.


4.   DIVIDENDS

     On March 28, 1997, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on March 13, 1997. There were
     14.3 million shares issued and outstanding on March 13, 1997.


5.   STOCK OPTIONS

     In May 1997, the shareholders of the Company approved 1997 Stock Incentive Plans for both the Company and its wholly-owned subsidiary Rent Roll, Inc. (Rent Roll). The plans allow for each company's respective common stock, to be granted to members of management and key nonmanagement employees. Total shares approved for future grants under these plans were 1,000,000 and 2,000,000 shares for the Company and Rent Roll plans, respectively.

     Company common stock options totaling 739,250 were granted at an exercise price of $6.1875, representing 50% of the fair market value of the underlying stock on the date of grant. A specified percentage of options becomes exercisable as certain target stock prices are met, with the balance exercisable at the end of nine years. The applicable deferred compensation has been recognized in stockholders' equity on the balance sheet and is being amortized over nine years.

     Rent Roll common stock options totaling 362,500 were granted at an exercise price of $1.25, which is above fair market value of the underlying stock on the date of grant. These options become exercisable at the end of nine years unless certain specified goals are met, at which time a specified percentage of the shares becomes exercisable. No compensation expense is required.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selected First Quarter Results Expressed as a Percentage of Revenues:

                                                      Three Months Ended
                                                           March 31
                                                   -------------------------
                                                    1997     1996      Chg
                                                   -------  -------  -------
Cost of revenues ..............................     43.7%    52.1%    (8.4)%
Selling, general, and administrative ..........     31.6%    35.1%    (3.5)%
Charge for purchased research and development .       --%     9.8%    (9.8)%
Total costs and expenses ......................     75.3%    97.0%   (21.7)%
Operating income ..............................     24.7%     3.0%    21.7%
Provision for income taxes ....................      9.7%     1.1%     8.6%
Net income ....................................     15.1%     2.2%    12.9%

COMPANY ACTIVITIES

Since December 31, 1996, the Company has been continuing its efforts to assimilate the acquisitions completed over the past three years (see details in the Company's 1996 Annual Report on Form 10-K). These acquisitions continue to impact the comparability of financial results although, rather than the adverse effect they had during 1996, the effect is positive in the first quarter of 1997.

RESULTS OF OPERATING INCOME

Operating income of the Company for the first quarter of 1997 was $11.1 million compared to $1.0 million in 1996. The Fast-Tax business achieved operating income of $15.8 million compared with operating income of $7.2 million in the first quarter of 1996. The operating loss for the Rent Roll business was $3.3 million compared with an operating loss of $4.8 million in 1996.

The improvement achieved in operating income (loss) was attributable to higher revenues related to acquisitions, and decreased acquisition charges in the Rent Roll business (see additional details below). Offsetting these improvements was an increase in operating expenses experienced by the Rent Roll business. The increase was primarily attributable to a full quarter of operations of businesses acquired in March 1996 and August 1996, coupled with an increase in software development costs.

The Company currently anticipates that revenue for 1997 will increase 13% to 15% over 1996 levels, and that operating margins (before acquisition related charges) will return to more historical levels of 13% to 15% (see Safe Harbor Statement below). First quarter results are not indicative of the results expected in the second and third quarters since revenues from tax products and services are seasonal with a larger percentage realized in the first and fourth quarters. For additional information on seasonality, see the 1996 Annual Report on Form 10-K.

Business Results (in millions):
-------------------------------
                         Fast-Tax              Rent Roll          Corporate
                    ------------------      -----------------     -----------
                    1997   1996   Chg      1997   1996   Chg      1997   1996
                    ----   ----   ----     ----   ----   ----     ----   ----
Revenues           $40.9  $32.8  $ 8.1    $ 4.1  $ 3.0  $ 1.1    $  --  $  --
                    ----   ----   ----     ----   ----   ----     ----   ----
Operations          23.9   24.4   (0.5)     6.3    3.3    3.0      1.4    1.4
Acquisition
 related             1.2    1.2     --      1.1    4.5   (3.4)      --     --
                    ----   ----   ----     ----   ----   ----     ----   ----
Total operating
 expenses           25.1   25.6   (0.5)     7.4    7.8   (0.4)     1.4    1.4
                    ----   ----   ----     ----   ----   ----     ----   ----
Operating income
 (loss)            $15.8  $ 7.2  $ 8.6    $(3.3) $(4.8) $ 1.5    $(1.4) $(1.4)
                    ====   ====   ====     ====   ====   ====     ====   ====


                          Total
                    ------------------
                    1997   1996   Chg
                    ----   ----   ----
Revenues           $45.0  $35.8  $ 9.2
                    ----   ----   ----
Operations          31.6   29.1    2.5
Acquisition
 related             2.3    5.7   (3.4)
                    ----   ----   ----
Total operating
 expenses           33.9   34.8   (0.9)
                    ----   ----   ----
Operating income
 (loss)            $11.1  $ 1.0  $10.1
                    ====   ====   ====


Fast-Tax Business
-----------------
The $8.6 million (120%) increase in operating income for the first quarter of 1997 was primarily due to increased revenue related to the tax compliance software business acquired from Price Waterhouse LLP (PW) in December 1995. The revenue increase was attributable to conversion of the TMS client base to the Company's historical January annual contract renewal cycle and to a lesser degree the recognition of revenue deferred in 1996 pending receipt of executed contracts with some TMS clients. The revenue increase was accompanied by a slight improvement in expenses related to decreased PW consulting services fees and synergies achieved since completion of the acquisition.

The bank tax group contributed to profit growth by achieving a 15% increase in profit for the first quarter of 1997, compared to the first quarter of 1996. The increase was due to higher revenues resulting from continued success with the 1099 tax software and services.

The higher revenues were offset somewhat by increased credit reserves and a $0.6 million increase in net software development expense, which was due to an increase in amortization of previously capitalized costs. The current software development costs were primarily related to maintenance and integration of current products, continued development and enhancement of Windows(R)-based client/server software, and development of remote server systems.

                  Software Development             First Quarter
                  (in millions)               1997      1996      Chg
                  --------------------       ------    ------    ------
                  Costs                      $ 8.0     $ 8.2     $(0.2)
                  Capitalization              (1.5)     (1.7)      0.2
                  Amortization                 1.3       0.7       0.6
                                             ------    ------    ------
                  Net expense                $ 7.8     $ 7.2     $ 0.6
                                             ======    ======    ======


Rent Roll Business
------------------
The $1.1 million (36%) increase in revenue for the first quarter of 1997 was attributable to the Renter Index, Inc. and A&M Software, Inc. acquisitions which were completed in March 1996 and August 1996, respectively. Comparative revenue related to these acquisitions was not included in the first quarter 1996 historical financial information.

The decrease in operating expenses of $0.4 million for the first quarter of 1997 was due to the $3.5 million decrease in the charge for purchased R&D, offset by an increase in operations related to acquired companies, the integration of acquisitions, and increased product development costs.

Total software development costs for the first quarter of 1997 were $1.0 million compared with $0.5 million for the same period in 1996. The Company is currently expensing all software development costs incurred by Rent Roll since this business is newer and technological feasibility is less certain than development undertaken in the more mature tax business. Increased development costs are attributable to Windows client/server and Internet development and expenses incurred to maintain and integrate products marketed by acquired companies.

ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions since 1991, and the portion of the purchase prices that was allocated to intangibles has an average amortization life of 4.9 years. As discussed above, these acquisitions have a significant impact on the comparability of financial results. Amortization of intangibles and software, and other acquisition related charges for the years 1996 through 2001 (based on existing acquisitions), are as follows (in millions):

                 Amortization             R&D Write-off
             --------------------     --------------------
   Year      Fast-Tax   Rent Roll     Fast-Tax   Rent Roll      Total
  ------     --------   ---------     --------   ---------     -------
   1996      $   4.7    $    4.9      $    --    $    3.5      $ 13.1
   1997          4.5         3.8           --          --         8.3
   1998          4.1         3.0           --          --         7.1
   1999          3.7         2.5           --          --         6.2
   2000          2.3         1.8           --          --         4.1
   2001          0.3         0.7           --          --         1.0
              ------     -------       ------     -------       -----
  Total      $  19.6    $   16.7      $    --    $    3.5      $ 39.8
              ======     =======       ======     =======       =====


INCOME BEFORE INCOME TAXES

The net impact on the Company of all of the above was to increase income before income taxes. Following is a summary of the primary items accounting for this increase (in millions):

    (i)  Fast-Tax business increase in operating income (net
          of software development) .................................    $ 9.2
   (ii)  Increased amortization of previously capitalized tax
          software development costs ...............................     (0.6)
  (iii)  Rent Roll business increase in operating loss, before
          acquisition charges ......................................     (1.9)
   (iv)  Decrease in acquisition related amortization and
          other charges ............................................      3.4
                                                                         ----
         Total of above ............................................    $10.1
                                                                         ====
         Total increase in income before income taxes ..............    $10.0
                                                                         ====


PROVISION FOR TAXES

Estimated income tax expense for the first three months of 1997 increased to 39.0% of income before taxes from 35.0% in 1996. The lower tax rate in 1996 was due to the Research and Experimentation Credit regulation in effect in 1996.
The benefit from this regulation is expected to be substantially lower in 1997, depending on when, and if, Congress extends the regulation which currently expires in May. Additionally, the state income tax expense in 1997 is anticipated to be higher than in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the first quarter of 1997 saw a net increase in cash and cash equivalents of $4.6 million, compared with a net decrease of $10,000 in 1996. The increase was primarily due to (in millions):

    (i)  Cash paid for acquisitions in 1996 ........................    $ 8.0
   (ii)  Higher level of capital expenditures and software
          additions in 1996 ........................................      1.4
  (iii)  Decrease in cash provided by operating activities,
          due to acquisition related activity and working
          capital changes in the ordinary course of business .......     (2.4)
   (iv)  Payments on the line of credit note payable ...............     (2.0)
    (v)  Decrease in proceeds from exercise of common
          stock options ............................................     (0.4)
                                                                         ----
         Total of above ............................................    $ 4.6
                                                                         ----
         Total increase in cash and cash equivalents ...............    $ 4.6
                                                                         ====

The Company made investments in property and equipment of $0.4 million during the first quarter of 1997 compared to $1.5 million during the same period of 1996. The decrease is primarily a result of timing in expenditures. It is anticipated that the Company's 1997 investments in property and equipment will be approximately $6.5 million.

The Company has a $20.0 million revolving credit/term facility which will expire in December 1997 and may be extended at the lender's option. During the first quarter of 1997, the Company repaid the $2.0 million note payable outstanding at December 31, 1996.

At its May 1, 1997, meeting, the Board of Directors declared a dividend for the second quarter of 1997 at a rate of $0.10 per share totaling $1.4 million. The dividend is payable May 30, 1997, to shareholders of record on May 15, 1997.

The funds generated from operations together with the availability of the line of credit are expected to be sufficient for liquidity requirements and capital needs of the Company.

SAFE HARBOR

The Company's 1997 outlook and all other statements other than historical facts are forward-looking statements and are subject to risks and uncertainties which may cause actual future results or events to vary materially. A description of some of the risks and uncertainties that could occur, is provided in the Company's annual report on Form 10-K - Item 7.

                           PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 1, 1997. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

The following proposals were adopted by the margins indicated:

   1. To elect a Board of Directors to hold office until the next annual meeting of shareholders or until their successors are duly elected and qualified.
                                           Number of Shares
                                       ------------------------
                                          For          Withheld
                                       ----------      --------
       Francis W. Winn                 13,662,163       436,253
       Stephen T. Winn                 13,662,163       436,253
       David L. Winn, M.D.             13,662,163       436,253
       James R. Dunaway, Jr.           13,662,163       436,253
       Merle J. Volding                13,659,591       438,825
       Max D. Hopper                   13,659,591       438,825
       Jefferey T. Leeds               13,659,558       438,858
       Walter V. Smiley                13,659,591       438,825


   2. To approve the Computer Language Research, Inc. 1997 Stock Incentive Plan, providing a maximum of 1,000,000 shares of the Company's common stock for issuance thereunder.

       For                  12,049,878
       Against                 577,274
       Abstain                  19,039
       Broker Non-Votes      1,452,225

   3. To approve the Rent Roll, Inc. 1997 Stock Incentive Plan, providing a maximum of 2,000,000 shares of Rent Roll, Inc. common stock for issuance thereunder.

       For                  11,683,546
       Against                 914,074
       Abstain                  48,571
       Broker Non-Votes      1,452,225

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended March 31, 1997, the Company was not required to file a Form 8-K with the Securities and Exchange Commission.


                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.

DATE:  May 13, 1997             By M. Brian Healy
                                   ---------------------------------------------
                                   M. Brian Healy
                                   Group Vice President, Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)