Form 10-Q
period 1997-06-30
COMPUTER LANGUAGE RESEARCH INC
filed 1997-08-07
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                  Yes    X                                  No
                        ---                                       ---

                                                          Outstanding at
            Class of Common Stock                         July 31, 1997
            ---------------------                       -----------------
               $0.01 par value                          14,409,511 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                                  June 30, 1997



                                TABLE OF CONTENTS



        ITEM                                                      PAGE
        ----                                                      ----

                         PART I.  FINANCIAL INFORMATION

         1  FINANCIAL STATEMENTS (Unaudited)

            Consolidated Balance Sheets .......................    1-2

            Consolidated Statements of Operations .............      3

            Consolidated Statements of Cash Flows .............      4

            Notes to Consolidated Financial Statements ........    5-7

         2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ...............   8-14


                           PART II.  OTHER INFORMATION

         1  LEGAL PROCEEDINGS .................................  15-16

         4  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS ..................................  16-17

         6  EXHIBITS AND REPORTS ON FORM 8-K ..................     17

                         PART I.  FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)



                                                 June 30            December 31
                                          ---------------------     -----------
                                            1997         1996           1996
                                          --------     --------     -----------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ...........    $  7,747     $ 12,183      $  2,928
 Accounts receivable, less allowance
  for doubtful accounts of $922 at
  June 30, 1997, $970 at June 30, 1996,
  and $800 at December 31, 1996 ......      22,002       18,354        27,104
 Other current assets ................       4,895        6,588         5,042
                                          --------     --------      --------
   Total current assets ..............      34,644       37,125        35,074
                                          --------     --------      --------
PROPERTY AND EQUIPMENT, AT COST:
 Land ................................       2,584        2,584         2,584
 Buildings and improvements ..........      16,972       16,857        16,866
 Data processing equipment ...........      30,537       34,837        33,933
 Furniture, fixtures, and equipment ..       7,392        8,553         9,086
                                          --------     --------      --------
                                            57,485       62,831        62,469
 Less accumulated depreciation .......      38,437       41,423        41,581
                                          --------     --------      --------
   Net property and equipment ........      19,048       21,408        20,888
                                          --------     --------      --------
OTHER NONCURRENT ASSETS:
 Software, net of accumulated amortiza-
  tion of $30,854 at June 30, 1997,
  $24,066 at June 30, 1996, and
  $28,694 at December 31, 1996 .......      26,395       23,985        23,868
 Intangibles and other assets, net of
  accumulated amortization of $11,354
  at June 30, 1997, $6,817 at
  June 30, 1996, and $8,952
  at December 31, 1996 ...............      19,209       18,038        19,107
                                          --------     --------      --------
   Total other noncurrent assets .....      45,604       42,023        42,975
                                          --------     --------      --------
    Total assets .....................    $ 99,296     $100,556      $ 98,937
                                          ========     ========      ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)




                                                 June 30            December 31
                                          ---------------------     -----------
                                            1997         1996           1996
                                          --------     --------     -----------
                                               (Unaudited)
CURRENT LIABILITIES:
 Notes payable .......................    $     --     $     --      $  2,000
 Accounts payable ....................       1,727        1,723         3,124
 Accrued compensation, payroll taxes,
  and benefits .......................       6,451        6,887         7,950
 Deferred revenue ....................      14,724       14,420         9,619
 Accrued support .....................         599        1,837         1,264
 Other current liabilities ...........       4,031        4,938         5,634
 Current portion of long-term debt             563          750           750
                                          --------     --------      --------

   Total current liabilities .........      28,095       30,555        30,341
                                          --------     --------      --------
NONCURRENT LIABILITIES:
 Long-term debt ......................          --          563           188
 Other liabilities ...................       6,893        4,757         5,700
 Deferred income taxes ...............         706        1,446           706
                                          --------     --------      --------
   Total noncurrent liabilities ......       7,599        6,766         6,594
                                          --------     --------      --------
COMMITMENTS AND CONTINGENCIES ........          --           --            --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding ...................          --           --            --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  15,219 shares issued at June 30,
  1997, 15,057 shares issued at
 June 30, 1996, and 15,084 shares
 issued at December 31, 1996 .........         152          150           150
 Capital in excess of par value ......      39,631       34,206        34,378
 Retained earnings ...................      33,315       34,145        32,744
 Treasury stock at cost, 810 shares ..      (5,270)      (5,266)       (5,270)
 Deferred compensation ...............      (4,226)          --            --
                                          --------     --------      --------
   Total shareholders' equity ........      63,602       63,235        62,002
                                          --------     --------      --------
    Total liabilities and shareholders'
     equity ..........................    $ 99,296     $100,556      $ 98,937
                                          ========     ========      ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                      Three Months Ended      Six Months Ended
                                            June 30               June 30
                                      ------------------     ------------------
                                        1997      1996         1997      1996
                                      --------  --------     --------  --------

Revenues .........................    $ 24,796  $ 26,886     $ 69,790  $ 62,733
                                      --------  --------     --------  --------
Costs and expenses:
 Cost of revenues ................      15,696    14,149       35,365    32,844
 Selling, general, and
  administrative .................      14,769    14,722       28,985    27,309
 Charge for purchased research
  and development ................          --        --           --     3,498
                                      --------  --------     --------  --------
   Total costs and expenses ......      30,465    28,871       64,350    63,651
                                      --------  --------     --------  --------
Operating income (loss) ..........      (5,669)   (1,985)       5,440      (918)
Interest income ..................         156       186          235       351
Interest expense .................          12        26           37        50
Other gain (loss), net ...........          (1)        2            1       (17)
                                      --------  --------     --------  --------
Income (loss) before income taxes       (5,526)   (1,823)       5,639      (634)
Provision (benefit) for income
 taxes ...........................      (2,155)     (638)       2,199      (222)
                                      --------  --------     --------  --------
Net income (loss) ................    $ (3,371) $ (1,185)    $  3,440  $   (412)
                                      ========  ========     ========  ========
Earnings (loss) per share ........    $  (0.23) $  (0.08)    $   0.24  $  (0.03)
                                      ========  ========     ========  ========
Dividends per share ..............    $   0.10  $   0.10     $   0.20  $   0.20
                                      ========  ========     ========  ========
Weighted average number of common
 and common equivalent shares
 outstanding .....................      14,395    14,214       14,577    14,182
                                      ========  ========     ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                              Six Months Ended
                                                                  June 30
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
OPERATING ACTIVITIES:
 Net income (loss) ......................................    $  3,440  $   (412)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation expense .................................       3,528     3,072
   Amortization expense .................................       7,028     5,843
   Amortization of deferred compensation ................         163        --
   Charge for purchased research and development ........          --     3,498
   Other (gain) loss, net ...............................          (1)       17
   Changes in assets and liabilities, net of effect
    of acquisitions .....................................       3,954     5,621
                                                             --------  --------
     Net cash provided by operating activities ..........      18,112    17,639
                                                             --------  --------
INVESTING ACTIVITIES:
 Capital expenditures ...................................      (1,739)   (3,866)
 Additions to software ..................................      (4,023)   (3,998)
 Cash paid for acquisitions .............................      (3,210)   (8,979)
 Disposals of property and equipment ....................          57        22
                                                             --------  --------
     Net cash used in investing activities ..............      (8,915)  (16,821)
                                                             --------  --------
FINANCING ACTIVITIES:
 Payments on line of credit note payable ................      (2,000)       --
 Payments on long-term debt .............................        (375)     (374)
 Proceeds from exercise of common stock options .........         866       936
 Payment of dividends ...................................      (2,869)   (2,838)
                                                             --------  --------
     Net cash used in financing activities ..............      (4,378)   (2,276)
                                                             --------  --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....       4,819    (1,458)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........       2,928    13,641
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $  7,747  $ 12,183
                                                             ========  ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)


1.    INTERIM FINANCIAL STATEMENTS

   The accompanying consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial information. Accordingly, they do not include all of the information and footnote disclosure required by generally accepted accounting principles for complete financial statements.

   During interim periods, the Company follows the accounting policies set forth in its Annual Report on Form 10-K filed with the SEC. Users of financial information produced for interim periods are encouraged to refer to the footnotes in the Annual Report on Form 10-K when reviewing interim financial results.

   In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals except for the charge for purchased research and development in
   1996) for a fair presentation of the Company's consolidated financial position and results of operations. Results of operations for the three- and six-month periods ended June 30, 1997, are not necessarily indicative of those expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   ACQUISITIONS

   On June 30, 1997, the Company acquired substantially all of the assets of The Omega Tax System business (Omega) from Price Waterhouse LLP. Omega licenses fiduciary tax return software to bank trust departments. The acquisition was accounted for under the purchase method, and accordingly, the results of its operations will be included in the Company's Consolidated Financial Statements beginning July 1, 1997. The purchase price was approximately $5.8 million, consisting of $3.2 million in cash and $2.6 million in liabilities. The majority of the liabilities arose from the Exclusive License Agreement between Omega Fiduciary Systems, Inc. and Price Waterhouse LLP assumed by the Company as a result of the acquisition. The purchase price was allocated based on estimated fair values of assets and obligations acquired at the date of acquisition, including $2.7 million of cost in excess of fair value of net assets to be amortized over five years.

                        COMPUTER LANGUAGE RESEARCH, INC.

                                  June 30, 1997
                                   (Unaudited)


   During 1996, the Company completed nine acquisitions at a total cost of approximately $18.4 million, consisting of $12.7 million in cash and $5.7 million in liabilities. The following unaudited pro forma summary presents consolidated results of operations for the six months ended June 30, 1996, as if the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments which include amortization of acquired assets, decreased interest income due to acquisition costs, and related income tax effects. These pro forma results have been prepared for comparative purposes only. They are not necessarily indicative of what actual results of operations would have been had the acquisitions been made as of those dates, nor do they purport to represent future operations of the Company.

     Pro Forma Results of 1996 Acquisitions
     (In thousands, except per share amounts)     June 30, 1996
     ----------------------------------------     -------------
     Pro forma revenue                              $  66,284
     Pro forma net income (loss)                    $  (1,211)
     Pro forma earnings (loss) per share            $   (0.09)


3.     INCOME TAXES

   Estimated provision (benefit) for income taxes for the first six months of 1997 increased to 39.0% of income (loss) before income taxes from 35.0% in 1996. The lower tax rate in 1996 is due to the Research and Experimentation Credit regulation in effect in 1996. The benefit from this regulation is expected to be substantially lower in 1997, depending on, if and when, Congress extends the regulation which expired in May. Additionally, the state income tax expense in 1997 is anticipated to be higher than in the prior year.


4.     DIVIDENDS

   On May 30, 1997, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on May 15, 1997. There were 14.4 million shares issued and outstanding on May 15, 1997.


5.     STOCK OPTIONS

   In May 1997, shareholders approved 1997 Stock Incentive Plans for both the Company and its wholly-owned subsidiary, Rent Roll, Inc. (Rent Roll). The plans allow for each company's respective common stock to be granted to members of management and key nonmanagement employees. Total shares approved for future grants were 1,000,000 and 2,000,000 shares for the Company and Rent Roll plans, respectively.

                        COMPUTER LANGUAGE RESEARCH, INC.

                                  June 30, 1997
                                   (Unaudited)


   Company common stock options were granted at an exercise price representing 50% of the fair market value of the underlying stock on the grant date. Applicable deferred compensation has been recognized in stockholders' equity on the balance sheet and is being amortized over nine years.

   Rent Roll common stock options were granted at an exercise price above the fair market value of the underlying stock on the grant date. As a result, no compensation expense is required.


6.     CONTINGENCIES

   See Part II, Item 1, for information regarding certain litigation.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Second Quarter Results Expressed as a Percentage of Revenues:

                                   Three Months Ended       Six Months Ended
                                        June 30                 June 30
                                 ----------------------   ---------------------
                                  1997    1996    Chg      1997    1996    Chg
                                 ------  ------  ------   ------  ------ ------

Cost of revenues .............    63.3 %  52.6 %  10.7 %   50.7%  52.4 %  (1.7)%
Selling, general, and
 administrative ..............    59.6 %  54.8 %   4.8 %   41.5%  43.5 %  (2.0)%
Charge for purchased research
 and development .............      -- %    -- %    -- %     --%   5.6 %  (5.6)%
Total costs and expenses .....   122.9 % 107.4 %  15.5 %   92.2% 101.5 %  (9.3)%
Operating income (loss) ......   (22.9)%  (7.4)% (15.5)%    7.8%  (1.5)%   9.3%
Provision (benefit) for
 income taxes ................    (8.7)%  (2.4)%  (6.3)%    3.2%  (0.3)%   3.5%
Net income (loss) ............   (13.6)%  (4.4)%  (9.2)%    4.9%  (0.7)%   5.6%


COMPANY ACTIVITIES

On June 30, 1997, the Company acquired the assets of The Omega Tax System business (Omega) from Price Waterhouse LLP (PW). Omega licenses fiduciary tax return software to bank trust departments and is part of the Company's bank business group. (For additional information, see Note 2 in the Notes to Consolidated Financial Statements.) In addition, the Company is continuing its efforts in assimilating the 12 acquisitions completed in 1995 and 1996. These acquisitions continue to distort reported performance and impact the comparability of financial results. (See details of the acquisitions in the Company's Annual Report on Form 10-K.)


RESULTS OF OPERATING INCOME (LOSS)

For the three-month period ended June 30, 1997, the Company (on a consolidated basis) incurred an operating loss of $(5.7) million, compared with an operating loss of $(2.0) million for the same period in the prior year. Year-to-date, the Company achieved operating income of $5.4 million exceeding the Company's performance for the same period in 1996 which was an operating loss of $(0.9) million.

Second quarter revenues decreased and year-to-date revenues increased primarily due to conversion of the Tax Management Software (TMS) client base (acquired from PW) to the Company's historical January annual contract renewal cycle and, to a lesser degree, the recognition of revenue deferred in 1996 pending receipt of executed contracts with some TMS clients. Acquisition charges were lower for the second quarter and year-to-date attributable to the Rent Roll business which incurred a $3.5 million charge for purchased research and development in the first quarter of 1996; however, the improvement was offset by an increase in Rent Roll operating expenses in the current year due to the timing of 1996 acquisitions.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company currently anticipates that 1997 revenue will increase 10% to 12% over 1996 levels. In addition, the Company anticipates that operating margins (before acquisition related charges) will be approximately 12% to 14% (see Safe Harbor Statement below). Second quarter results are not indicative of the results expected in the third and fourth quarters since revenues from tax products and services are seasonal with a larger percentage realized in the first and fourth quarters. For additional information on seasonality, see the 1996 Annual Report on Form 10-K.


Business Results (in millions):
-------------------------------

                                           2nd Quarter
                    ---------------------------------------------------------
                         Fast-Tax              Rent Roll           Corporate
                    ------------------      -----------------     -----------
                    1997   1996   Chg      1997   1996   Chg      1997   1996
                    ----   ----   ----     ----   ----   ----     ----   ----

Revenues           $20.7  $23.1  $(2.4)   $ 4.1  $ 3.8  $ 0.3    $  --  $  --
                    ----   ----   ----     ----   ----   ----     ----   ----
Operations          20.8   21.2   (0.4)     6.2    4.2    2.0      1.3    1.3
Acquisition related  1.2    1.2     --      1.0    1.0     --       --     --
                    ----   ----   ----     ----   ----   ----     ----   ----
Total operating
 expenses           22.0   22.4   (0.4)     7.2    5.2    2.0      1.3    1.3
                    ----   ----   ----     ----   ----   ----     ----   ----
Operating income
 (loss)            $(1.3) $ 0.7  $(2.0)   $(3.1) $(1.4) $(1.7)   $(1.3) $(1.3)
                    ====   ====   ====     ====   ====   ====     ====   ====

                          Total
                    ------------------
                    1997   1996   Chg
                    ----   ----   ----

Revenues           $24.8  $26.9  $(2.1)
                    ----   ----   ----
Operations          28.3   26.7    1.6
Acquisition related  2.2    2.2     --
                    ----   ----   ----
Total operating
 expenses           30.5   28.9    1.6
                    ----   ----   ----
Operating income
 (loss)            $(5.7) $(2.0) $(3.7)
                    ====   ====   ====

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


                                            Year-to-Date
                    ---------------------------------------------------------
                         Fast-Tax              Rent Roll           Corporate
                    ------------------      -----------------     -----------
                    1997   1996   Chg      1997   1996   Chg      1997   1996
                    ----   ----   ----     ----   ----   ----     ----   ----

Revenues           $61.6  $55.9  $ 5.7    $ 8.2  $ 6.8  $ 1.4    $  --  $  --
                    ----   ----   ----     ----   ----   ----     ----   ----
Operations          44.8   45.6   (0.8)    12.7    7.5    5.2      2.6    2.6
Acquisition related  2.3    2.4   (0.1)     2.0    5.5   (3.5)      --     --
                    ----   ----   ----     ----   ----   ----     ----   ----
Total operating
 Expenses           47.1   48.0   (0.9)    14.7   13.0    1.7      2.6    2.6
                    ----   ----   ----     ----   ----   ----     ----   ----
Operating income
 (loss)            $14.5  $ 7.9  $ 6.6    $(6.5) $(6.2) $(0.3)   $(2.6) $(2.6)
                    ====   ====   ====     ====   ====   ====     ====   ====

                          Total
                    ------------------
                    1997   1996   Chg
                    ----   ----   ----

Revenues           $69.8  $62.7  $ 7.1
                    ----   ----   ----
Operations          60.1   55.7    4.4
Acquisition related  4.3    7.9   (3.6)
                    ----   ----   ----
Total operating
 Expenses           64.4   63.6    0.8
                    ----   ----   ----
Operating income
 (loss)            $ 5.4  $(0.9) $ 6.3
                    ====   ====   ====


FAST-TAX BUSINESS

Second quarter tax business revenue decreased to $20.7 million in 1997 from $23.1 million in 1996. Year-to-date revenue, however, increased to $61.6 million from $55.9 million. The fluctuations in revenue are attributable primarily to the previously discussed conversion of the TMS client base and, in the second quarter, to higher customer credits.

The corporate tax group produced increased year-to-date revenues from the release of its Windows(R)-based tax product, InSource(R). The bank tax group also experienced higher revenues resulting from continued success with its 1099 tax software and services. Revenue for the accounting tax group declined due to fluctuations in customer credits. However, the accounting tax group recognized higher comparative revenues for ACE (TM) Practice released in late 1996.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Second quarter tax business operating expenses decreased to $22.0 million in 1997 from $22.4 million in 1996. Year-to-date operating expenses also decreased to $47.1 million from $48.0 million. These decreases are primarily due to amortization of accrued support and cost savings achieved subsequent to the acquisition of TMS, offset by TMS consulting costs and higher software development expenses.

The Company incurred charges in the 1997 second quarter to reflect an early termination of a consulting agreement associated with the TMS acquisition. This was offset, in part, by greater amortization of previously accrued support costs. The increase in software development expenses is due primarily to the amortization of previously capitalized costs for InSource, GoSystem(R) for Windows, and TrustEase(R) products released in 1997. Costs currently being capitalized as software development are related to remote server systems, maintenance and integration of current products, and continued development and enhancement of Windows-based client/server software. (See table below for further analysis.)

     Tax Business
     Software Development      Three Months Ended          Six Months Ended
     (In millions)               June 30, 1997              June 30, 1997
     --------------------    ----------------------     ----------------------
                              1997    1996     Chg       1997    1996     Chg
                             ------  ------  ------     ------  ------  ------
     Costs                   $ 7.0   $ 7.3   $(0.3)     $14.9   $15.5   $(0.6)
     Capitalization           (1.7)   (1.9)    0.2       (3.2)   (3.6)    0.4
     Amortization              1.4     0.7     0.7        2.7     1.5     1.2
                             ------  ------  ------     ------  ------  ------
     Net expense             $ 6.7   $ 6.1   $ 0.6      $14.4   $13.4   $ 1.0
                             ======  ======  ======     ======  ======  ======


RENT ROLL BUSINESS

Second quarter Rent Roll revenue increased to $4.1 million in 1997 from $3.8 million in 1996. Year-to-date revenue also increased to $8.2 million from $6.8 million. The increase in revenue is the result of acquisitions completed by Rent Roll in 1996, offset by increased credit reserves established during 1997. A majority of the increase is specifically attributable to the Renter Index, Inc. and A&M Software, Inc. acquisitions completed in March and August of 1996, respectively.

Second quarter operating expenses increased to $7.2 million in 1997 from $5.2 million in 1996. Year-to-date operating expenses also increased to $14.7 million from $13.0 million. The increases in operating expenses are due to the timing of acquisitions completed in the prior year, offset in part, by the decrease in year-to-date acquisition expenses, due to the $3.5 million charge for purchased research and development incurred in the first quarter of 1996.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Total software development costs for the second quarter of 1997 are $0.8 million, compared with $0.5 million for the same period in 1996. Year-to-date software development costs are $1.8 million for 1997, compared with $1.0 million for 1996. The Company is currently expensing all software development costs incurred by Rent Roll since this business is newer and technological feasibility is less certain than development undertaken in the more mature tax business. Increased development costs are attributable to Windows client/server and Internet development and expenses incurred to maintain and integrate products marketed by acquired companies.


ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions since 1991. The portion of the purchase prices allocated to intangibles has an average amortization life of five years. Amortization of intangibles and software, and other acquisition related charges for the years 1996 through 2002 (based on existing acquisitions), are as follows (in millions):

                       Amortization             R&D Write-off
                   --------------------     --------------------
    Year           Fast-Tax   Rent Roll     Fast-Tax   Rent Roll     Total
   ------          --------   ---------     --------   ---------    -------
    1996           $  4.7     $  4.9        $   --     $  3.5       $ 13.1
    1997              5.1        3.8            --         --          8.9
    1998              5.3        3.0            --         --          8.3
    1999              4.9        2.5            --         --          7.4
    2000              3.5        1.8            --         --          5.3
    2001              1.5        0.7            --         --          2.2
    2002              0.6         --            --         --          0.6
                   --------   ---------     --------   ---------    -------
   Total           $ 25.6     $ 16.7        $   --     $  3.5       $ 45.8
                   ========   =========     ========   =========    =======

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OPERATING INCOME (LOSS)

The net impact on the Company of all of the above was to increase the operating loss for the comparable three-month period and increase operating income for the comparable six-month period. Following is a summary of the primary items accounting for these changes (in millions):

                                                           2nd Qtr      YTD
                                                           -------    -------
   (i)  Fast-Tax business increase (decrease) in
         operating income (loss) (net of software
         development expense) ...........................  $ (1.4)    $  7.5
  (ii)  Increased net expense of software development
         costs ..........................................    (0.6)      (1.0)
 (iii)  Rent Roll business increase in operating loss,
         before acquisition charges .....................    (1.7)      (3.8)
  (iv)  Decrease in acquisition related amortization
         and other charges ..............................      --        3.6
                                                           -------    -------
        Total increase (decrease) in operating
         income (loss) ..................................  $ (3.7)    $  6.3
                                                           =======    =======


PROVISION (BENEFIT) FOR TAXES

Estimated provision (benefit) for income taxes for the first six months of 1997 increased to 39.0% of income (loss) before income taxes from 35.0% in 1996.
The lower tax rate in 1996 was due to the Research and Experimentation Credit regulation in effect in 1996. The benefit from this regulation is expected to be substantially lower in 1997, depending on, if and when, Congress extends the regulation which currently expired in May. Additionally, the state income tax expense in 1997 is anticipated to be higher than in the prior year.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the first six months of 1997 saw a net increase in cash and cash equivalents of $4.8 million, compared with a net decrease of $1.5 million in 1996. The increase was primarily due to (in millions):

   (i)  Decrease in cash paid for acquisitions ...............  $  5.8
  (ii)  Higher level of capital expenditures and
         software additions in 1996 ..........................     2.1
 (iii)  Increase in cash provided by operating
         activities, due to acquisition related
         activity and working capital changes in
         the ordinary course of business .....................     0.5
  (iv)  Payments on the line of credit note payable ..........    (2.0)
   (v)  Decrease in proceeds from exercise of common
         stock options .......................................    (0.1)
                                                                -------
        Total increase in cash and cash equivalents ..........  $  6.3
                                                                =======

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company made investments of $1.7 million in property and equipment during the first six months of 1997, compared with $3.9 million during the same period in 1996. The decrease is primarily a result of timing in expenditures. It is anticipated that the Company's investments in property and equipment will be approximately $6.5 million in 1997.

The Company has a $20.0 million revolving credit/term facility which will expire in December 1997 and may be extended at the lender's option. During the first quarter of 1997, the Company repaid the $2.0 million note payable outstanding at December 31, 1996.

At its July 31, 1997, meeting, the Board of Directors declared a dividend for the third quarter of 1997 at a rate of $0.10 per share totaling $1.4 million. The dividend is payable August 29, 1997, to shareholders of record on August 14, 1997.

The funds generated from operations, together with the availability of the line of credit, are expected to be sufficient for liquidity requirements and capital needs of the Company.


SAFE HARBOR

All Company statements, other than historical facts, are subject to risks and uncertainties that may cause actual events or future results to vary. Some of the risks and uncertainties that could occur are described in the Annual Report on Form 10-K - Item 7.

                           PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

On May 10, 1996, the Internal Revenue Service (IRS) served a summons on the Company in the matter of Caltex Petroleum Corporation which sought production of the Company's computer software programs (formerly owned by Price Waterhouse LLP(PW)). These programs computed Caltex's foreign tax credit limitations for its federal income tax returns for four calendar tax years. The summons also demanded printed and machine readable copies of the software's source code, along with a long list of ancillary materials. The summons was based on the IRS's contention that the summoned materials were taxpayers' books, records, and other data under Section 7602 of the Internal Revenue Code. The Company did not concur and declined to comply, while continuing to discuss the matter with the IRS. On September 27, 1996, the IRS initiated United States of America v. Caltex Petroleum Corp., Price Waterhouse LLP, and Computer Language Research, Inc. (Civil Action No. 3:96-CV-2726-X, in the United States District Court of the Northern District of Texas, Dallas Division), by filing a Petition to Enforce Internal Revenue Service Summonses against Caltex and the Company. On September 30, 1996, the IRS obtained, on an ex parte basis, an Order to Show Cause showing why Caltex, PW, and the Company should not be compelled to comply with prior IRS summonses, including the summons served on May 10th. The United States Magistrate to whom the case had been assigned ordered mediation for February 13 and 14, 1997. The mediation produced an Agreed Partial Judgment and Protective Order Regarding Software Access pursuant to which the IRS currently has access to an executable version of the PW/Caltex software, subject to certain restrictions on use, copying, and dissemination. On May 19 and 20, 1997, representatives of the Company, Caltex, and the IRS engaged in intensive mediation regarding IRS access to the summoned source code which proved unsuccessful. It is anticipated that the Court will conduct an Evidentiary Hearing on the source code issue beginning on October 15, 1997, before a
magistrate.   The likely outcome of such a hearing on the IRS's ability to use
Section 7602 summons powers to seize and use the Company's proprietary source code is unknown at this time.

On March 6, 1997, Micro Database Systems, Inc. (MDBS) filed suit against the Company in the Northern Indiana Federal District Court alleging various claims related to certain software licensed by MDBS to the Company and seeking unspecified damages and costs, including attorneys' fees, and the impounding of
certain software during the pendency of the suit.   This litigation, now in its
prediscovery stage, will be vigorously fought by the Company. The Company is aware that MDBS has filed a number of other suits against other companies in the same court related to its software. While the Company is unable to estimate any future liability, continued use of the MDBS software is not material to the Company's products and services.

On April 29, 1997, an individual purporting to be the assignee of certain alleged copyrights filed suit against the Company and Price Waterhouse LLP (PW) in United States District Court in Chicago, alleging various infringements from the Company's distribution of certain software products purchased from PW. The Company tendered defense of this matter to PW pursuant to the indemnity provisions of a December 2, 1995, Agreement for the Purchase and Sale of Certain Assets. In July 1997, PW accepted the tender and is currently providing the defense to the Plaintiff's allegations against the Company. While future liability is unknown, the Company does not believe, given the meritorious defenses apparently available, that any such liability will have a material adverse effect on the Company's operations or financial condition, especially given its contractual protections pursuant to the Agreement for the Purchase and Sale of Certain Assets.

The Company is involved in other litigation matters which are normal in the course of its operations. The results of these matters cannot be predicted with certainty; however, management believes, based on the advice of legal counsel, the final outcomes will not have a materially adverse effect on the Company's consolidated financial position.


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

                     PART II.  OTHER INFORMATION


   3. To approve the Rent Roll, Inc. 1997 Stock Incentive Plan, providing a maximum of 2,000,000 shares of Rent Roll, Inc. common stock for issuance thereunder.

       For                  11,683,546
       Against                 914,074
       Abstain                  48,571
       Broker Non-Votes      1,452,225


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

During the quarter ended June 30, 1997, the Company was not required to file a Form 8-K with the Securities and Exchange Commission.




SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                COMPUTER LANGUAGE RESEARCH, INC.

DATE:  August 7, 1997           By M. Brian Healy
                                   ---------------------------------------------
                                   M. Brian Healy
                                   Group Vice President, Finance and
                                   Administration and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)