Form 10-Q
period 1997-09-30
COMPUTER LANGUAGE RESEARCH INC
filed 1997-11-07
CIK 716903

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                  Yes    X                                  No
                        ---                                       ---

                                                          Outstanding at
            Class of Common Stock                        October 31, 1997
            ---------------------                       -----------------
               $0.01 par value                          14,422,511 shares

                        COMPUTER LANGUAGE RESEARCH, INC.

                                    FORM 10-Q

                               September 30, 1997



                                TABLE OF CONTENTS




        ITEM                                                           PAGE
        ----                                                           ----

                         PART I.  FINANCIAL INFORMATION

         1  FINANCIAL STATEMENTS (Unaudited)

            Consolidated Balance Sheets ............................    1-2

            Consolidated Statements of Operations ..................      3

            Consolidated Statements of Cash Flows ..................      4

            Notes to Consolidated Financial Statements .............    5-6

         2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS ....................   7-12



                           PART II.  OTHER INFORMATION

         1  LEGAL PROCEEDINGS ......................................  12-14

         6  EXHIBITS AND REPORTS ON FORM 8-K .......................     14

                         PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                                     ASSETS
                                 (In thousands)


                                              September 30          December 31
                                          ---------------------     -----------
                                            1997         1996           1996
                                          --------     --------     -----------
                                               (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents ...........    $  5,326     $  5,925      $  2,928
 Accounts receivable, less allowance
  for doubtful accounts of $872 at
  September 30, 1997, $910 at
  September 30, 1996, and $800 at
  December 31, 1996 ..................      15,627       16,053        27,104
 Income taxes receivable .............       3,757        3,506            --
 Other current assets ................       3,183        3,832         5,042
                                          --------     --------      --------
   Total current assets ..............      27,893       29,316        35,074
                                          --------     --------      --------

PROPERTY AND EQUIPMENT, AT COST:
 Land ................................       2,584        2,584         2,584
 Buildings and improvements ..........      16,972       16,861        16,866
 Data processing equipment ...........      31,327       33,382        33,933
 Furniture, fixtures, and equipment ..       7,752        8,937         9,086
                                          --------     --------      --------
                                            58,635       61,764        62,469
 Less accumulated depreciation .......      39,618       40,250        41,581
                                          --------     --------      --------
   Net property and equipment ........      19,017       21,514        20,888
                                          --------     --------      --------

OTHER NONCURRENT ASSETS:
 Software, net of accumulated amorti-
  zation of $33,296 at September 30,
  1997, $26,230 at September 30, 1996,
  and $28,694 at December 31, 1996 ...      26,286       24,715        23,868
 Intangibles and other assets, net of
  accumulated amortization of $10,625
  at September 30, 1997, $7,685 at
  September 30, 1996, and $8,952
  at December 31, 1996 ...............      17,861       20,286        19,107
                                          --------     --------      --------
   Total other noncurrent assets .....      44,147       45,001        42,975
                                          --------     --------      --------
    Total assets .....................    $ 91,057     $ 95,831      $ 98,937
                                          ========     ========      ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                           CONSOLIDATED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                    (In thousands, except per share amounts)


                                              September 30          December 31
                                          ---------------------     -----------
                                            1997         1996           1996
                                          --------     --------     -----------
                                               (Unaudited)
CURRENT LIABILITIES:
 Notes payable .......................    $     --     $     --      $  2,000
 Accounts payable ....................       1,469        1,116         3,124
 Accrued compensation, payroll taxes,
  and benefits .......................       6,952        7,590         7,950
 Deferred revenue ....................      10,395       11,006         9,619
 Accrued support .....................         463        1,709         1,264
 Other current liabilities ...........       4,947        5,977         5,634
 Current portion of long-term debt ...         375          750           750
                                          --------     --------      --------
   Total current liabilities .........      24,601       28,148        30,341
                                          --------     --------      --------

NONCURRENT LIABILITIES:
 Long-term debt ......................          --          375           188
 Other liabilities ...................       4,778        4,950         5,700
 Deferred income taxes ...............         706        1,446           706
                                          --------     --------      --------
   Total noncurrent liabilities ......       5,484        6,771         6,594
                                          --------     --------      --------

COMMITMENTS AND CONTINGENCIES ........          --           --            --

SHAREHOLDERS' EQUITY:
 Preferred stock, $1 per share par
  value, 10,000 shares authorized;
  none outstanding ...................          --           --            --
 Common stock, $0.01 per share par
  value, 40,000 shares authorized;
  15,232 shares issued at Septem-
  ber 30, 1997, 15,077 shares issued
  at September 30, 1996, and 15,084
  shares issued at December 31, 1996 .         152          150           150
 Capital in excess of par value ......      40,616       34,333        34,378
 Retained earnings ...................      30,465       31,699        32,744
 Treasury stock at cost, 810 shares ..      (5,268)      (5,270)       (5,270)
 Deferred compensation ...............      (4,993)          --            --
                                          --------     --------      --------
   Total shareholders' equity ........      60,972       60,912        62,002
                                          --------     --------      --------
    Total liabilities and
     shareholders' equity ............    $ 91,057     $ 95,831      $ 98,937
                                          ========     ========      ========

    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                      Three Months Ended     Nine Months Ended
                                         September 30           September 30
                                      ------------------     ------------------
                                        1997      1996         1997      1996
                                      --------  --------     --------  --------

Revenues .........................    $ 28,009  $ 27,434     $ 97,799  $ 90,167
                                      --------  --------     --------  --------
Costs and expenses:
 Cost of revenues ................      16,830    14,400       52,195    47,244
 Selling, general, and
  administrative .................      13,892    14,723       42,877    42,032
Charge for purchased research
 and development .................          --        --           --     3,498
                                      --------  --------     --------  --------

   Total costs and expenses ......      30,722    29,123       95,072    92,774
                                      --------  --------     --------  --------

Operating income (loss) ..........      (2,713)   (1,689)       2,727    (2,607)
Interest income ..................         145       150          380       501
Interest expense .................           4        16           41        66
Other loss, net ..................         (13)      (12)         (12)      (29)
                                      --------  --------     --------  --------

Income (loss) before income taxes       (2,585)   (1,567)       3,054    (2,201)
Provision (benefit) for income
 taxes ...........................      (1,176)     (548)       1,023      (770)
                                      --------  --------     --------  --------

Net income (loss) ................    $ (1,409) $ (1,019)    $  2,031  $ (1,431)
                                      ========  ========     ========  ========

Earnings (loss) per share ........    $  (0.10) $  (0.07)    $   0.14  $  (0.10)
                                      ========  ========     ========  ========

Dividends per share ..............    $   0.10  $   0.10     $   0.30  $   0.30
                                      ========  ========     ========  ========

Weighted average number of common
 and common equivalent shares
 outstanding .....................      14,413    14,257       14,477    14,207
                                      ========  ========     ========  ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                             Nine Months Ended
                                                                September 30
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
OPERATING ACTIVITIES:
 Net income (loss) ......................................    $  2,031  $ (1,431)
 Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
   Depreciation expense .................................       5,288     4,668
   Amortization expense .................................      10,773     9,082
   Amortization of deferred compensation ................         298        --
   Charge for purchased research and development ........          --     3,498
   Other loss, net ......................................          12        29
   Changes in assets and liabilities, net of effect
    of acquisitions .....................................       2,940     4,120
                                                             --------  --------
     Net cash provided by operating activities ..........      21,342    19,966
                                                             --------  --------

INVESTING ACTIVITIES:
 Capital expenditures ...................................      (3,484)   (5,210)
 Additions to software ..................................      (6,388)   (6,211)
 Cash paid for acquisitions .............................      (3,210)  (12,508)
 Disposals of property and equipment ....................          60        15
                                                             --------  --------
     Net cash used in investing activities ..............     (13,022)  (23,914)
                                                             --------  --------

FINANCING ACTIVITIES:
 Payments on line of credit note payable ................      (2,000)       --
 Payments on long-term debt .............................        (563)     (562)
 Proceeds from exercise of common stock options .........         949     1,059
 Payments of dividends ..................................      (4,310)   (4,265)
 Issuance of treasury stock .............................           2        --
                                                             --------  --------
     Net cash used in financing activities ..............      (5,922)   (3,768)
                                                             --------  --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....       2,398    (7,716)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ........       2,928    13,641
                                                             --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..............    $  5,326  $  5,925
                                                             ========  ========


    See accompanying Notes to Consolidated Financial Statements (unaudited).

                        COMPUTER LANGUAGE RESEARCH, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1997
                                   (Unaudited)


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

 In the opinion of management, the accompanying financial statements include all material adjustments necessary (consisting only of normal recurring accruals except for the charge for purchased research and development in 1996) for a fair presentation of the Company's consolidated financial position and results of operations. Results of operations for the three- and nine-month periods ended September 30, 1997, are not necessarily indicative of those expected for the full year. Certain prior period amounts have been reclassified to be consistent with the presentation in the current period statements.


2.   ACQUISITIONS

 On June 30, 1997, the Company acquired substantially all of the assets of The Omega Tax System business (Omega) from Price Waterhouse LLP. Omega licenses fiduciary tax return software to bank trust departments. The acquisition was accounted for under the purchase method, and accordingly, the results of its operations were included in the Company's Consolidated Financial Statements beginning July 1, 1997. The purchase price was approximately $5.8 million, consisting of $3.2 million in cash and $2.6 million in liabilities. The majority of the liabilities arose from the Exclusive License Agreement between Omega Fiduciary Systems, Inc. and Price Waterhouse LLP assumed by the Company as a result of the acquisition. The purchase price was allocated based on estimated fair values of assets and obligations acquired at the date of acquisition, including $2.7 million of cost in excess of fair value of net assets to be amortized over five years.

 During 1996, the Company completed nine acquisitions at a total cost of approximately $18.4 million, consisting of $12.7 million in cash and $5.7 million in liabilities. The following unaudited pro forma summary presents consolidated results of operations for the nine months ended September 30, 1996, as if the acquisitions had occurred as of the beginning of the period presented, after giving effect to certain adjustments which include amortization of acquired assets, decreased interest income due to acquisition costs, and related income tax effects. These pro forma results have been

                        COMPUTER LANGUAGE RESEARCH, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                               September 30, 1997
                                   (Unaudited)


 prepared for comparative purposes only. They are not necessarily indicative of what actual results of operations would have been had the acquisitions been made as of those dates, nor do they purport to represent future operations of the Company.

       Pro Forma Results of 1996 Acquisitions        Nine Months Ended
       (In thousands, except per share amounts)      September 30, 1996
       ----------------------------------------      ------------------
       Pro forma revenue                                  $ 94,736
       Pro forma net loss                                 $ (2,369)
       Pro forma loss per share                           $  (0.17)


3.   INCOME TAXES

 The provision (benefit) for income taxes reflects management's best estimate of the effective tax rate expected for the year. The effective tax rate for the nine months ended September 30, 1997, is approximately 34% and reflects the Research and Experimentation Credit reinstated by Congress in August 1997. This is comparable to the rate for the nine months ended September 30, 1996, of 35%.


4.   DIVIDENDS

 On August 29, 1997, the Company paid a $1.4 million dividend at the rate of $0.10 per share to shareholders of record on August 14, 1997. There were 14.4 million shares issued and outstanding on August 14, 1997.

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

 Company common stock options have been granted at an exercise price less than the fair market value of the underlying stock on the grant date. As a result, deferred compensation has been recognized in shareholders' equity on the balance sheet and is being amortized over nine years.

 Rent Roll common stock options have been granted at an exercise price above the fair market value of the underlying stock on the grant date. As a result, no compensation expense is required.

6.   CONTINGENCIES

 See Part II, Item 1, for information regarding certain litigation.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Selected Third Quarter Results Expressed as a Percentage of Revenues:

                              Three Months Ended         Nine Months Ended
                                 September 30               September 30
                            ----------------------     ----------------------
                             1997    1996    Chg        1997    1996    Chg
                            ------  ------  ------     ------  ------  ------
Cost of revenues ..........  60.1 %  52.5 %   7.6 %     53.4 %  52.4 %   1.0 %
Selling, general, and
 administrative ...........  49.6 %  53.7 %  (4.1)%     43.8 %  46.6 %  (2.8)%
Charge for purchased re-
 search and development ...    -- %    -- %    -- %       -- %   3.9 %  (3.9)%
Total costs and expenses .. 109.7 % 106.2 %   3.5 %     97.2 % 102.9 %  (5.7)%
Operating income (loss) ...  (9.7) % (6.2) % (3.5)%      2.8 %  (2.9)%   5.7 %
Provision (benefit) for
 income taxes .............  (4.2) % (2.0) % (2.2)%      1.0 %  (0.8)%   1.8 %
Net income (loss) .........  (5.0) % (3.7) % (1.3)%      2.1 %  (1.6)%   3.7 %

COMPANY ACTIVITIES

The Company acquired The Omega Tax System business (Omega) from Price Waterhouse LLP (PW) in June of the current year. (For additional information, see Note 2 in the Notes to Consolidated Financial Statements.) This acquisition is expected to have minimal effects on operations until after 1998 when positive results are expected. In addition, the Company is continuing its efforts in assimilating the 12 acquisitions completed in 1995 and 1996. These acquisitions continue to distort reported performance and impact the comparability of financial results. (See details of the acquisitions in the Company's Annual Report on Form 10-K.)

RESULTS OF OPERATIONS

For the three month period ended September 30, 1997, the Company (on a consolidated basis) incurred an operating loss of $(2.7) million, compared with an operating loss of $(1.7) million for the same period in the prior year. Year-to-date, the Company achieved operating income of $2.7 million exceeding the Company's performance for the same period in 1996 which was an operating loss of $(2.6) million.

The fluctuations in operating income (loss) are due primarily to conversion of the Tax Management Software (TMS) client base, acquired from PW, to the Company's historical January annual contract renewal cycle and, to a lesser degree, the recognition of revenue deferred in 1996 pending receipt of executed contracts with some TMS clients. This conversion had a positive effect on year-to-date revenues and a negative effect on third quarter revenues. Increased product sales and the timing of Rent Roll acquisitions in the prior year also positively affected 1997 revenues. In addition, reserves for customer credits which decreased slightly during the third quarter and increased year-to-date contributed to the overall fluctuation in revenues during 1997.

Current year acquisition charges were lower attributable to the Rent Roll business which incurred a $3.5 million charge for purchased research and development in the first quarter of 1996; however, the improvement was offset by increased software development expense and an increase in Rent Roll operating expenses due to the timing of 1996 acquisitions.

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company currently anticipates that 1997 revenue will increase 8% to 9% over 1996 levels. In addition, the Company anticipates that operating margins (before acquisition related charges) will be approximately 10% to 12% (see Safe Harbor Statement below). These estimates are slightly lower than previously reported due to recent indications from the government that a contract expected in the fourth quarter of this year will be delayed until 1998. Third quarter results are not indicative of the results expected in the fourth quarter since revenues from tax products and services are seasonal with a larger percentage realized in the first and fourth quarters. For additional information on seasonality, see the 1996 Annual Report on Form 10-K.

Business Results (in millions):
                                      Third Quarter
          ---------------------------------------------------------------------
              Fast-Tax           Rent Roll       Corporate          Total
          ----------------   ----------------   -----------   -----------------
          1997  1996   Chg   1997  1996   Chg   1997   1996   1997  1996    Chg
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Revenues $23.2 $23.7 $(0.5) $ 4.8 $ 3.7 $ 1.1  $  --  $  --  $28.0 $27.4  $ 0.6
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Opera-
 tions    21.0  20.2   0.8    6.2   5.5   0.7    1.2    1.0   28.4  26.7    1.7
Acquisition
 related   1.4   1.2   0.2    0.9   1.2  (0.3)    --     --    2.3   2.4   (0.1)
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Total
 operating
 expenses 22.4  21.4   1.0    7.1   6.7   0.4    1.2    1.0   30.7  29.1    1.6
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Operating
 income
 (loss)  $ 0.8 $ 2.3 $(1.5) $(2.3)$(3.0)$ 0.7  $(1.2) $(1.0) $(2.7)$(1.7) $(1.0)
          ====  ====  ====   ====  ====  ====   ====   ====   ====  ====   ====

                                      Year-to-Date
          ---------------------------------------------------------------------
              Fast-Tax           Rent Roll       Corporate          Total
          ----------------   ----------------   -----------   -----------------
          1997  1996   Chg   1997  1996   Chg   1997   1996   1997  1996    Chg
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Revenues $84.8 $79.6 $ 5.2  $13.0 $10.6 $ 2.4  $  --  $  --  $97.8 $90.2  $ 7.6
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Opera-
 tions    65.8  65.8    --   18.8  13.0   5.8    3.8    3.7   88.4  82.5    5.9
Acquisition
 related   3.7   3.6   0.1    3.0   6.7  (3.7)    --     --    6.7  10.3   (3.6)
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Total
 operating
 expenses 69.5  69.4   0.1   21.8  19.7   2.1    3.8    3.7   95.1  92.8    2.3
          ----  ----  ----   ----  ----  ----   ----   ----   ----  ----   ----
Operating
 income
 (loss)  $15.3 $10.2 $ 5.1  $(8.8)$(9.1)$ 0.3  $(3.8) $(3.7) $ 2.7 $(2.6) $ 5.3
          ====  ====  ====   ====  ====  ====   ====   ====   ====  ====   ====

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Fast-Tax Business
-----------------
Year-to-date Fast-Tax business revenue increased $5.2 million to $84.8 million in 1997 from $79.6 million in 1996, whereas third quarter revenue decreased $0.5 million to $23.2 million in 1997 from $23.7 million in 1996. The increase in year-to-date revenues and the decrease in third quarter revenues is primarily attributable to the previously discussed conversion of the TMS client base which resulted in earlier recognition of revenue for the corporate tax group in the current year. The decrease in third quarter revenue for this group, however, was partially offset by increased sales of the Windows(R)-based tax product, InSource(R), and a reduction in credit reserves due to improved customer collections. The bank tax group experienced improved revenues for the third quarter and year-to-date due to continued success with its 1099 tax software and services. The accounting tax group's ACE(TM) Practice product released in late 1996 continues to strengthen the group's revenues; however, overall revenue for the group decreased for both the quarter and year-to-date due to increased reserves for customer credits.

Year-to-date Fast-Tax business operating expenses increased $0.1 million to $69.5 million in 1997 from $69.4 million in 1996. In addition, third quarter operating expenses increased $1.0 million to $22.4 million in 1997 from $21.4 million in 1996. These increases are due primarily to charges incurred as a result of an early termination of a consulting agreement associated with the TMS acquisition, as well as increases in net software development expense. These increases were offset by amortization of previously accrued support costs, synergies achieved in connection with the acquisition of TMS, and lower customer service expense.

The increase in net software development expense is due to increased amortization of previously capitalized costs and increased expense for projects that have not reached technological feasibility. The increase in amortization is for InSource, GoSystem(R) for Windows, and TrustEase(R) products released in 1997. Costs currently being capitalized as software development are related to remote server systems, integration of current products, and continued development and enhancement of Windows-based client/server software. (See table below for further analysis.)


     Fast-Tax Business
     Software Development      Three Months Ended        Nine Months Ended
     (In millions)                September 30              September 30
     --------------------    ---------------------     ---------------------
                              1997    1996    Chg       1997    1996    Chg
                             ------  ------  -----     ------  ------  -----
     Costs                   $  7.9  $  7.3  $ 0.6     $ 22.8  $ 22.8  $  --
     Capitalization            (1.7)   (2.0)   0.3       (4.9)   (5.7)   0.8
     Amortization               1.4     1.1    0.3        4.1     2.6    1.5
                             ------  ------  -----     ------  ------  -----
     Net expense             $  7.6  $  6.4  $ 1.2     $ 22.0  $ 19.7  $ 2.3
                             ======  ======  =====     ======  ======  =====

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


Rent Roll Business
------------------
Year-to-date revenue increased $2.4 million to $13.0 million in 1997 from $10.6 million in 1996. In addition, third quarter revenue increased $1.1 million to $4.8 million in 1997 from $3.7 million in 1996. The increase in revenue is the result of acquisitions completed by Rent Roll in 1996, as well as training sessions developed to assist in implementation of the Rent Roll software products, offset by increased reserves for customer credits established during 1997. A majority of the increase in revenue is specifically attributable to the Renter Index, Inc. and A&M Software, Inc. acquisitions completed in March and August of 1996, respectively.

Year-to-date operating expenses increased $2.1 million to $21.8 million in 1997 from $19.7 million in 1996. Third quarter operating expenses increased $0.4 million to $7.1 million in 1997 from $6.7 million in 1996. The increases in operating expenses are due to the timing of acquisitions completed in the prior year, offset in part, by the decrease in year-to-date acquisition expenses, due to the $3.5 million charge for purchased research and development incurred in the first quarter of 1996.

Total software development costs for the third quarter of 1997 are $0.7 million, compared with $0.8 million for the same period in 1996. Year-to-date software development costs are $2.4 million for 1997, compared with $1.7 million for 1996. The Company is currently expensing all software development costs incurred by Rent Roll since this business is newer and technological feasibility is less certain than development undertaken in the more mature Fast-Tax business. Increased year-to-date development costs are attributable to Windows client/server and Internet development and expenses incurred to maintain and integrate products marketed by acquired companies.


ACQUISITION RELATED AMORTIZATION AND CHARGES

The Company has made numerous acquisitions in recent years. The portion of the purchase prices allocated to intangibles has an average amortization life of five years. Amortization of intangibles and software, and other acquisition related charges for the years 1996 through 2002 (based on existing acquisitions), are as follows (in millions):

                      Amortization              R&D Write-off
                 ---------------------      ---------------------
     Year        Fast-Tax    Rent Roll      Fast-Tax    Rent Roll      Total
     ----        --------    ---------      --------    ---------     -------
     1996        $    4.7    $     4.9      $     --    $     3.5     $  13.1
     1997             5.1          3.8            --           --         8.9
     1998             5.3          3.0            --           --         8.3
     1999             4.9          2.5            --           --         7.4
     2000             3.5          1.8            --           --         5.3
     2001             1.5          0.7            --           --         2.2
     2002             0.6           --            --           --         0.6
                 --------    ---------      --------    ---------     -------
     Total       $   25.6    $    16.7      $     --    $     3.5     $  45.8
                 ========    =========      ========    =========     =======

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


OPERATING INCOME (LOSS)

The net impact on the Company of all of the above was to increase the operating loss for the comparable three month period and increase operating income for the comparable nine month period. Following is a summary of the primary items accounting for these changes (in millions):

                                                Third Quarter     Year-To-Date
                                                -------------     ------------
  (i) Fast-Tax business increase (decrease)
       in operating income (loss) (net of
       software development expense) ........     $  (0.1)          $  7.5
 (ii) Increased net expense of software
       development costs ....................        (1.2)            (2.3)
(iii) Rent Roll business increase in
       operating loss, before acquisition
       charges ..............................         0.4             (3.4)
 (iv) Decrease in acquisition related
       amortization and other charges .......         0.1              3.6
  (v) Corporate (increase) in total
       operating expenses ...................        (0.2)            (0.1)
                                                  -------           ------
      Total increase (decrease) in
       operating income (loss) ..............     $  (1.0)          $  5.3
                                                  =======           ======


PROVISION (BENEFIT) FOR TAXES

The provision (benefit) for income taxes reflects management's best estimate of the effective tax rate expected for the year. The effective tax rate for the nine months ended September 30, 1997, is approximately 34% and reflects the Research and Experimentation Credit reinstated by Congress in August 1997. This is comparable to the rate for the nine months ended September 30, 1996, of 35%.


LIQUIDITY AND CAPITAL RESOURCES

Cash flow for the first nine months of 1997 saw a net increase in cash and cash equivalents of $2.4 million, compared with a net decrease of $7.7 million in 1996. The increase was primarily due to (in millions):

  (i) Decrease in cash paid for acquisitions ......................    $  9.3
 (ii) Higher level of capital expenditures and software
       additions in 1996 ..........................................       1.5
(iii) Increase in cash provided by operating activities, due to acquisition related activity and working capital changes
       in the ordinary course of business .........................       1.4
 (iv) Payments on the line of credit note payable .................      (2.0)
  (v) Decrease in proceeds from exercise of common stock options ..      (0.1)
                                                                       ------
      Total increase in cash and cash equivalents .................    $ 10.1
                                                                       ======

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)


The Company made investments of $3.5 million in property and equipment during the first nine months of 1997, compared with $5.2 million during the same period in 1996. The decrease is primarily a result of timing in expenditures. It is anticipated that the Company's investments in property and equipment will be approximately $6.5 million in 1997.

The Company has a $20.0 million revolving credit/term facility which was originally set to expire in December 1997 and December 2000, respectively. The Company's lenders have agreed to extend the expiration of the credit/term facility to December 1998 and December 2001. During the first quarter of 1997, the Company repaid the $2.0 million line of credit note payable outstanding at December 31, 1996.

At its October 30, 1997, meeting, the Board of Directors declared a dividend for the fourth quarter of 1997 at a rate of $0.10 per share totaling $1.4 million. The dividend is payable December 2, 1997, to shareholders of record on November 13, 1997.

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



                           PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On May 10, 1996, the Internal Revenue Service (IRS) served a summons on the Company in the matter of Caltex Petroleum Corporation which sought production of the Company's computer software programs (formerly owned by Price Waterhouse LLP
(PW)). These programs computed Caltex's foreign tax credit limitations for its federal income tax returns for three calendar tax years. The summons also demanded printed and machine readable copies of the software's source code, along with a long list of ancillary materials including all design and development documents. The summons was based on the IRS's contention that the summoned materials were taxpayers' books, records, and other data under Section 7602 of the Internal Revenue Code. The Company did not concur and declined to comply, while continuing to discuss the matter with the IRS. On September 27, 1996, the IRS initiated United States of America v. Caltex Petroleum Corp., Price Waterhouse LLP, and Computer Language Research, Inc. (Civil Action No. 3:96-CV-2726-X, in the United States District Court of the Northern District of Texas, Dallas Division), by filing a Petition to Enforce Internal Revenue

Service Summonses against Caltex and the Company. On September 30, 1996, the IRS obtained, on an ex parte basis, an Order to Show Cause showing why Caltex, PW, and the Company should not be compelled to comply with prior IRS summonses, including the summons served on May 10th. The United States Magistrate to whom the case had been assigned ordered mediation for February 13 and 14, 1997. The mediation produced an Agreed Partial Judgment and Protective Order Regarding Software Access pursuant to which the IRS currently has access to an executable version of the PW/Caltex software, subject to certain restrictions on use, copying, and dissemination. On May 19 and 20, 1997, representatives of the Company, Caltex, and the IRS engaged in intensive mediation regarding IRS access to the summoned source code which proved unsuccessful. The Court conducted an evidentiary hearing on the source code issue on October 14, 15 and 16, 1997.
The outcome of such hearing on the IRS's ability to use Section 7602 summons powers to seize and use the Company's proprietary source code is unknown at this time.

On May 10, 1996, the Internal Revenue Service (IRS) served on the Company a summons, pursuant to IRC Section 6503(k), related to a designated summons issued to Brunswick Corporation on May 7, 1996, which sought production of the Company's computer software programs (formerly owned by Price Waterhouse LLP
(PW)). Executable versions of these programs were used by Brunswick to produce its federal income tax returns for three calendar tax years. The summons also demanded printed and machine readable copies of the software's source code, along with a long list of ancillary materials. The summons was based on the same IRS legal theories as in the Caltex matter. The Company did not concur and declined to comply, while continuing to discuss the matter with the IRS. On February 13 and 14, 1997, Brunswick, the Company and the IRS engaged in a formal mediation. The mediation produced an Agreed Partial Judgment and Protective Order Regarding Software Access pursuant to which the IRS currently has access to an executable version of the software used by Brunswick to prepare the returns under audit, subject to certain restrictions on use, copying, and dissemination. On May 19 and 20, 1997, the parties again engaged in mediation, this time regarding IRS access to the summoned source code. The parties were not successful in reaching an agreement with regard to IRS access to the summoned source code. On September 22, 1997, the IRS filed a Petition to Enforce Internal Revenue Service Summonses, thus initiating United States of America v. Brunswick Corporation, Price Waterhouse, LLP, and Computer Language Research, Inc. (Civil Action No. 97-C-6659, in the United States District Court of the Northern District of Illinois, Eastern Division). On October 1, 1997, the IRS obtained, on an ex parte basis, an Order to Show Cause why Brunswick, PW, and the Company should not be compelled to comply with the IRS summonses.
On October 1, 1997, the United States District Judge to whom the case had been assigned ordered that Brunswick and the Company would have until January 15, 1998, to file their responses to the Order to Show Cause.

On March 6, 1997, Micro Database Systems, Inc. (MDBS) filed suit against the Company alleging various claims related to certain software licensed by MDBS to the Company and seeking unspecified damages and costs, including attorneys' fees, and the impounding of certain software during the pendency of the suit. On October 30, 1997, the Company and MDBS entered into a Settlement Agreement and Release of All Claims which settled, on non-material terms satisfactory to the Company, all issues brought in the litigation. Pursuant to the Settlement Agreement, a Stipulation for Dismissal with Prejudice was filed on October 30, 1997, in the matter of Micro Data Base Systems, Inc. v. Computer Language Research, Inc., Cause No. 4:97CV-07-AS, in the United States District Court for the Northern District of Indiana, Hammond Division at Lafayette.

On April 29, 1997, an individual purporting to be the assignee of certain alleged copyrights filed suit against the Company and Price Waterhouse LLP (PW) in United States District Court in Chicago, alleging various infringements from the Company's distribution of certain software products purchased from PW. The Company tendered defense of this matter to PW pursuant to the indemnity provisions of a December 2, 1995, Agreement for the Purchase and Sale of Certain Assets. In July 1997, PW accepted the tender and is currently providing the defense to the Plaintiff's allegations against the Company. As of the date of this report, the parties were engaged in discovery. While future liability is unknown, the Company does not believe, given the meritorious defenses apparently available, that any such liability will have a material adverse effect on the Company's operations or financial condition, especially given its contractual protections pursuant to the Agreement for the Purchase and Sale of Certain Assets.

The Company is involved in other litigation matters which are normal in the course of its operations. The results of these matters cannot be predicted with certainty; however, management believes, based on the advice of legal counsel, the final outcomes will not have a materially adverse effect on the Company's consolidated financial position.


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits

              Exhibit 27 - Financial Data Schedule

          (b) Reports on Form 8-K

              On October 8, 1997, the Company filed Items 4 and 7 on Form 8-K dated October 6, 1997, with the Securities and Exchange Commission to report the resignation of Ernst & Young LLP as the Company's principal accountant.



                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  COMPUTER LANGUAGE RESEARCH, INC.

DATE:  November 7, 1997           By Brian Healy
                                  --------------------------------------------
                                  M. Brian Healy
                                  Group Vice President, Finance and
                                  Administration and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)